Form 10-Q
period 1999-09-30
RADIO UNICA COMMUNICATIONS CORP
filed 1999-11-12
CIK 1089953

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 001-15151


                        RADIO UNICA COMMUNICATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                      65-00856900
--------------------------------------------------------------------------------
(State of Incorporation)                           (I.R.S. Employer
                                                 Identification Number)

        8400 N.W. 52ND STREET, SUITE 101
                 MIAMI, FL                               33166
--------------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)


                                  305-463-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of November 12, 1999, 20,942,837 shares of Common Stock, $.01 par value were outstanding.

--------------------------------------------------------------------------------

                        RADIO UNICA COMMUNICATIONS CORP.

                                TABLE OF CONTENTS


                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................      2
Item 2.  Management's Discussion and Analysis ...........................      7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....     12

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ......................     13
Item 6.  Exhibits and Reports on Form 8-K ...............................     13




RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS


                                                                               September 30,      December 31,
ASSETS                                                                              1999              1998
--------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $      75,698    $  38,894,144
  Restricted cash                                                                     135,674       12,600,000
  Accounts receivable, net                                                          4,428,971        1,232,402
  Prepaid expenses                                                                    885,809        5,012,001
                                                                                -------------    -------------
Total current assets                                                                5,526,152       57,738,547

  Property and equipment, net                                                      16,480,089       11,769,654
  Broadcast licenses, net                                                          85,400,281       43,729,708
  Other intangible assets, net                                                      9,846,936        9,894,522
  Other assets                                                                        749,963          371,011
                                                                                -------------    -------------
                                                                                $ 118,003,421    $ 123,503,442
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                         $   1,962,720    $   4,121,411
  Notes payable                                                                    15,100,000          750,000
                                                                                -------------    -------------
Total current liabilities                                                          17,062,720        4,871,411

Other liabilities                                                                     314,358               --
Deferred taxes                                                                      1,641,990        1,641,990
Senior discount notes                                                             114,435,585      105,029,128

Commitments and contingencies

Series A redeemable cumulative preferred stock $.01 par value; 450,000 shares authorized; 353,907 and 353,560 shares issued and outstanding at
  September 30, 1999 and December 31, 1998, respectively                           41,253,908       38,266,437

Stockholders' deficit:
  Common stock $.01 par value; 40,000,000 shares authorized, 11,127,928 and
   11,071,074 shares issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively                                                    111,279          110,711
  Additional paid-in-capital (deficiency)                                          13,925,373       (2,724,178)
  Accumulated deficit                                                             (70,741,792)     (23,692,057)
                                                                                -------------    -------------
Total stockholders' deficit                                                       (56,705,140)     (26,305,524)
                                                                                -------------    -------------
                                                                                $ 118,003,421    $ 123,503,442
                                                                                =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                            Three months ended               Nine months ended
                                                               September 30,                   September 30,
                                                       ----------------------------    ----------------------------
                                                          1999            1998            1999            1998
                                                       ------------    ------------    ------------    ------------
Net revenue                                            $  4,733,967    $  2,954,757    $ 11,081,249    $  6,418,719

Operating expenses:
  Direct operating expenses                                 995,572         414,341       2,704,039       1,302,715
  Selling, general and administrative expenses            2,697,129       2,609,115       9,059,279       6,956,119
  Network expenses                                        3,500,234       2,915,555       9,132,274       9,798,561
  Corporate expenses                                        721,429         734,533       2,061,285       2,041,058
  Depreciation and amortization                           1,398,228         529,827       3,811,300         901,971
  LMA termination fee                                            --              --       2,000,000              --
  Stock option compensation expense                      19,591,106              --      19,591,106              --
                                                       ------------    ------------    ------------    ------------
                                                         28,903,698       7,203,371      48,359,283      21,000,424
                                                       ------------    ------------    ------------    ------------
Loss from operations                                    (24,169,731)     (4,248,614)    (37,278,034)    (14,581,705)

Other income (expense)
  Interest expense                                       (3,716,300)     (2,382,812)    (10,407,684)     (2,848,214)
  Interest income                                            47,540         519,713         635,983         831,765
  Equity in loss of equity investee                              --         (17,749)             --         (14,867)
                                                       ------------    ------------    ------------    ------------
                                                         (3,668,760)     (1,880,848)     (9,771,701)     (2,031,316)
                                                       ------------    ------------    ------------    ------------
Net loss                                                (27,838,491)     (6,129,462)    (47,049,735)    (16,613,021)
Accrued dividends on Series A redeemable
  cumulative preferred stock                              1,007,159         914,065       2,942,921       1,917,079
                                                       ------------    ------------    ------------    ------------
Net loss applicable to common shareholders             $(28,845,650)   $ (7,043,527)   $(49,992,656)   $(18,530,100)
                                                       ============    ============    ============    ============
Net loss per common share applicable to
  common shareholders - basic and diluted              $      (2.60)   $      (0.63)   $      (4.51)   $      (2.36)
                                                       ============    ============    ============    ============

Weighted average common shares
  outstanding - basic and diluted                        11,110,927      11,110,077      11,090,824       7,853,415
                                                       ============    ============    ============    ============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                       1999             1998
                                                                   -------------    --------------
OPERATING ACTIVITIES
Net loss                                                           $ (47,049,735)   $ (16,613,021)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                        3,811,300          901,971
  Equity in loss of equity investee                                           --           14,867
  Interest on notes payable paid with the issuance of capital stock           --          261,227
  Accretion of interest on senior discount notes                       9,406,457        2,087,895
  Amortization of deferred financing costs                               578,124          117,014
  Stock option compensation expense                                   19,591,106               --
  Other                                                                 (285,063)              --
  Change in assets and liabilities:
    Accounts receivable                                               (3,196,569)      (2,619,999)
    Prepaid expenses                                                   1,626,192          457,828
    Radio broadcasting rights                                           (115,797)      (1,750,000)
    Other assets                                                        (424,456)        (529,555)
    Accounts payable and accrued expenses                             (1,573,108)       1,383,202
    Radio broadcasting rights obligation                                      --        1,015,000
    Deposit payable                                                      165,000               --
                                                                   -------------    -------------
Net cash used in operating activities                                (17,466,549)     (15,273,571)
                                                                   -------------    -------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                 (2,352,060)      (3,406,218)
Restricted cash-escrow account                                        12,464,326       (2,500,000)
Repayment of advances to equity investee                                      --        1,000,000
Acquisitions of radio stations                                       (44,723,582)     (43,494,441)
                                                                   -------------    -------------
Net cash used in investing activities                                (34,611,316)     (48,400,659)
                                                                   -------------    -------------

FINANCING ACTIVITIES
Proceeds from issuance of senior discount notes, net                          --       95,845,651
Proceeds from borrowings under the revolving credit facility          14,350,000               --
Debt financing costs                                                  (1,135,581)              --
Proceeds from issuance of Series A redeemable cumulative
  preferred stock and common stock                                        45,000       15,000,000
Proceeds from issuance of notes payable to stockholders                       --       21,795,000
Repayment of notes payable to stockholders                                    --       (6,795,000)
Repayment on note payable issued in connection with
  the acquisition of KIQI-AM San Francisco                                    --       (5,250,000)
Redemption and cancellation of preferred and common stock                     --         (500,000)
                                                                   -------------    -------------
Net cash provided by financing activities                             13,259,419      120,095,651
                                                                   -------------    -------------

Net (decrease) increase in cash and cash equivalents                 (38,818,446)      56,421,421
Cash and cash equivalents at beginning of period                      38,894,144        1,126,862
                                                                   -------------    -------------
Cash and cash equivalents at end of period                         $      75,698    $  57,548,283
                                                                   =============    =============

Supplemental disclosures of cash flow information:
Reclassification  of prepaid expenses to broadcast licenses upon consummation of the acquisition of WWRU-AM, WJDM-AM,
  KIDR-AM and KAHZ-AM                                              $   2,500,000    $          --
                                                                   =============    =============

Note payable issued in connection with the acquisition of
  KIQI-AM San Francisco                                            $          --    $   6,000,000
                                                                   =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Communications Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 1998 consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 (File No. 333-82561), as amended, and the Company's final prospectus dated October 19, 1999.

     The Company's revenue and cash flow are expected to be typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.       ACQUISITIONS

    On October 27, 1998, the Company entered into an asset purchase agreement with Children's Broadcasting Corporation to acquire certain assets of New York City area radio stations WWRU-AM and WJDM-AM, Dallas/Ft. Worth radio station KAHZ-AM and Phoenix radio station KIDR-AM for a purchase price of $29.25 million. In connection with this acquisition, the Company entered into a two-year non-compete agreement with the seller for $750,000. Pursuant to this agreement, the Company established escrow accounts totaling $10 million. The Company operated these stations under an LMA for a monthly fee of $200,000 until the transaction closed. On January 14, 1999, after receiving the Federal Communications Commission (the "FCC") consent the Company completed the acquisition. Based on current FCC guidelines, the license of either WWRU-AM or WJDM-AM must be relinquished by the Company by March 12, 2003.

     On February 22, 1999, the Company contracted to acquire substantially all the assets used in the operation of radio station WNTD-AM, in Chicago, Illinois from subsidiaries of One-on-One Sports, for a cash purchase price of approximately $16.75 million. The Company funded a $1 million escrow account in conjunction with this transaction. On May 14, 1999, after receiving the consent of the FCC to assign the broadcasting licenses, the Company completed the acquisition.

     The acquisitions of the assets of WWRU-AM and WJDM-AM, New York, KAHZ-AM, Dallas, KIDR-AM, Phoenix, and WNTD-AM, Chicago, were not the purchases of businesses, as defined, as the format and language of the stations were changed and the Company did not assume responsibility for any employees. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying values.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.   COMMITMENTS

     On June 7, 1999, the Company entered into a time brokerage agreement ("TBA") with DEN-MEX L.L.C. for substantially all of the broadcast time on Denver radio station KCUV-AM for a monthly fee of $25,000 through June 14, 2002. In addition to the TBA, the Company had an option to purchase the assets of KCUV-AM. On November 1, 1999 the Company exercised its option to acquire substantially all the assets used in the operation of KCUV-AM for a cash purchase price of approximately $2.8 million. The transaction is expected to be finalized upon the receipt of the FCC's consent for the transaction.

     On October 31, 1997, the Company entered into a local marketing agreement ("LMA") with Lotus Oxnard Corp. ("Lotus") to operate Simi Valley, CA radio station KVCA, effective January 5, 1998. Simultaneous with the LMA, the Company entered into an escrow agreement whereby the Company provided a $2.5 million escrow account deposit on January 5, 1998 to secure compliance with the LMA terms. In June 1999, the Company began negotiations on the termination of the LMA. On July 30, 1999, upon an agreement reached by the Company and Lotus, the LMA was terminated for a final payment of $2.0 million and the escrow funds were released to the Company.

4.   INITIAL PUBLIC OFFERING OF COMMON STOCK

     On October 19, 1999, the Company completed an initial public offering ("IPO") of 6,840,000 shares of its common stock at a price of $16.00 per share. Prior to the closing of the IPO and after giving effect to a share dividend of 310 common shares for each common share, the Company had outstanding 11,127,928 shares of common stock. The Company received net proceeds from the IPO of approximately $98.7 million on October 22, 1999. The net proceeds from the IPO will be used to repay the indebtedness under the revolving credit facility, to acquire radio stations, upgrade existing stations and for general corporate purposes.

     Upon the consummation of the IPO all of the Company's outstanding shares of Series A redeemable cumulative preferred stock were exchanged for an aggregate of 2,974,909 shares of Company's common stock. These shares were exchanged at the liquidation value of the preferred stock at October 19, 1999 divided by the midpoint of the proposed public offering price range of $15.00, less the underwriters' discount or $13.95 per share.

5.   NET LOSS PER SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

     Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). At September 30, 1999, options to purchase 2,821,148 shares of common stock were outstanding. Outstanding options could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share as the impact would have been anti-dilutive for the periods presented.

     The effect of the conversion of the Series A redeemable cumulative preferred stock will be included in the weighted average number of shares outstanding during the period commencing on the conversion date, October 19, 1999. The effect of the preferred stock conversion for the period prior to October 19, 1999 will not be included in the computation of diluted net loss per share as the impact would have been anti-diluted for the periods presented.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 1999 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

OVERVIEW

    We generate revenue from sales of network advertising time, and sales of local and national advertising time on radio stations that we own and those that we operate under LMAs (collectively "O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All revenues are stated net of any agency commissions. We recognize advertising revenue when the commercials are broadcast.

    Our operating expenses consist of network programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, and general and administrative expenses.

     As is true of other radio operators, the Company's performance is customarily measured by its earnings before net interest, taxes, depreciation and amortization ("EBITDA"). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, EBITDA is presented because it provides useful information regarding the Company's ability to service debt. However, EBITDA should not be considered as an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles).

     On October 19, 1999, the Company completed an initial public offering of 6,840,000 shares of its common stock, at an initial public offering price of $16.00 per share. The Company received net proceeds from the initial public offering of approximately $98.7 million on October 22, 1999. The proceeds from the initial public offering will be used to repay the indebtedness under the revolving credit facility, to acquire radio stations, upgrade existing stations and for general corporate purposes.

     Upon the consummation of the IPO all of the Company's outstanding shares of Series A redeemable cumulative preferred stock were exchanged for an aggregate of 2,974,909 shares of Company's common stock. These shares were exchanged at the liquidation value of the preferred stock at October 19, 1999 divided by the midpoint of the proposed public offering price range $15.00, less the underwriters' discount or $13.95 per share.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    NET REVENUE. Net revenue increased by approximately $1.7 million or 60.2% to approximately $4.7 million for the three months ended September 30, 1999 from approximately $3.0 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the development of the Company's network and O&Os and the increase in the number of O&Os.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

    OPERATING EXPENSES. Operating expenses increased by approximately $21.7 million or 301.3% to approximately $28.9 million for the three months ended September 30, 1999 from approximately $7.2 million for the comparable period in the prior year. The increase in operating expenses is mainly due to the one-time, non-cash stock option compensation expense charge of approximately $19.6 million as well as increased costs associated with the operation of the Company's O&Os.

    Direct operating expenses increased by approximately $0.6 million or 140.3% to approximately $1.0 million for the three months ended September 30, 1999 from approximately $0.4 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion of those O&Os.

    Selling, general and administrative expenses increased by approximately $0.1 million or 3.4% to approximately $2.7 million for the three months ended September 30, 1999 from approximately $2.6 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os.

    Network expenses increased by approximately $0.6 million or 20.1% to approximately $3.5 million for the three months ended September 30, 1999 from approximately $2.9 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in the level of spending to develop network programming as well as increased spending relating to advertising campaigns to promote the network.

    Corporate expenses were approximately $0.7 million for the three months ended September 30, 1999, which was consistent with the comparable period in the prior year.

    Depreciation and amortization increased by approximately $0.9 million or 163.9% to approximately $1.4 million for the three months ended September 30, 1999 from approximately $0.5 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the significant additions of fixed assets and intangible assets arising from the acquisition of O&Os.

    Stock option compensation expense relates to a one-time, non-cash charge of approximately $19.6 million relating to variable options to purchase approximately 1.3 million shares of the Company's common stock at exercise prices ranging from $.03 to $1.72 per share. These stock options vested on October 19, 1999, upon the completion of the Company's IPO. Stock option compensation expense was recognized at September 30, 1999 to the extent that the market value of the stock exceeded the option price. The market value at September 30, 1999 was deemed to be $16.00 per share, which was the initial public offering price.

    OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $1.8 million or 95.1% to approximately $(3.7) million for the three months ended September 30, 1999 from approximately $(1.9) million for the comparable period in the prior year. Other income (expense) for the three months ended September 30, 1999 included interest income of approximately $48,000, and interest expense of approximately $3.7 million. Interest expense primarily relates to the interest on the outstanding balance of the senior discount notes as well as the interest on the borrowings under the revolving credit facility. The Company had approximately $0.5 million in interest income and $2.3 million in interest expense during the three months ended September 30, 1998.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

     NET LOSS. Net loss increased by approximately $21.7 million or 354.2% to approximately $27.8 million for the three months ended September 30, 1999 as compared to a loss of approximately $6.1 million for the comparable period in the prior year. The increase in net loss is mainly a result of the one-time, non-cash stock option compensation expense charge of approximately $19.6 million, increased costs associated with the operation of the Company's O&Os, the increase in depreciation and amortization resulting from the significant increase in the number of O&Os, as well as the increase in interest expense resulting from the senior discount notes and borrowings under the revolving credit facility.

     EBITDA. EBITDA decreased by approximately $19.1 million or 512.3% to approximately $(22.8) million for the three months ended September 30, 1999 as compared to approximately $(3.7) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the one-time, non-cash stock option compensation expense charge of approximately $19.6 million as well as increased costs associated with the operation of the Company's O&Os. EBITDA, less the one-time charge relating to the stock option compensation expense, decreased by approximately $0.5 million or 14.5% to approximately $(3.2) million for the three months ended September 30, 1999 as compared to approximately $(3.7) million for the comparable period in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

    NET REVENUE. Net revenue increased by approximately $4.7 million or 72.6% to approximately $11.1 for the nine months ended September 30, 1999 from approximately $6.4 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the development of the Company's network and O&Os and the increase in the number of O&Os.

     OPERATING EXPENSES. Operating expenses increased by approximately $27.4 million or 130.3% to approximately $48.4 million for the nine months ended September 30, 1999 from approximately $21.0 million for the comparable period in the prior year. The increase in operating expenses is mainly due to the one-time, non-cash stock option compensation expense charge of approximately $19.6 million, increased costs associated with the operation of the Company's O&Os, the increase in depreciation and amortization resulting from the significant increase in the number of O&Os, as well as a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM. The Company now reaches the market through its radio station KBLA-AM in Los Angeles.

    Direct operating expenses increased by approximately $1.4 million or 107.6% to approximately $2.7 million for the nine months ended September 30, 1999 from approximately $1.3 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion of those O&Os.

    Selling, general and administrative expenses increased by approximately $2.1 million or 30.2% to approximately $9.1 million for the nine months ended September 30, 1999 from approximately $7.0 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os.

    Network expenses decreased by approximately $0.7 million or 6.8% to approximately $9.1 million for the nine months ended September 30, 1999 from approximately $9.8 million for the comparable period in the prior year. The decrease in network expenses relates to non-recurring costs incurred during 1998 for programming rights and production expenses relating to the World Cup offset in part by the increase in the level of spending to develop network programming as well as increased spending relating to advertising campaigns to promote the network.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

    Corporate expenses were approximately $2.0 million for the nine months ended September 30, 1999, which was consistent with the comparable period in the prior year.

    Depreciation and amortization increased by approximately $2.9 million or 322.6% to approximately $3.8 million for the nine months ended September 30, 1999 from approximately $0.9 million for the comparable period in the prior year. The increase in depreciation and amortization is due to significant additions of fixed assets and intangible assets arising from the acquisition of O&Os.

    The LMA termination fee relates to a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM. If the LMA agreement had continued pursuant to its terms the sum of the amounts due would have been approximately $6.1 million. The Company now reaches the market through its radio station KBLA-AM in Los Angeles.

    Stock option compensation expense relates to a one-time, non-cash charge of approximately $19.6 million relating to variable options to purchase approximately 1.3 million shares of the Company's common stock at exercise prices ranging from $.03 to $1.72 per share. These stock options vested on October 19, 1999, upon the completion of the Company's IPO. Stock option compensation expense was recognized at September 30, 1999 to the extent that the market value of the stock exceeded the option price. The market value at September 30, 1999 was $16.00 per share, which was the initial public offering price.

    OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $7.7 million or 381.1% to approximately $(9.7) million for the nine months ended September 30, 1999 from approximately $(2.0) million for the comparable period in the prior year. Other income (expense) for the nine months ended September 30, 1999 included interest income of approximately $0.6 million, and interest expense of approximately $10.4 million. Interest income primarily relates to interest earned on the proceeds from the senior discount notes. Interest expense primarily relates to the interest on the outstanding balance of the senior discount notes as well as the interest on the borrowings under the revolving credit facility. The Company had approximately $0.8 million in interest income and $2.8 million in interest expense during the nine months ended September 30, 1998.

    NET LOSS. Net loss increased by approximately $30.4 million or 183.2% to approximately $47.0 million for the nine months ended September 30, 1999 as compared to a loss of approximately $16.6 million for the comparable period in the prior year. The increase in net loss is mainly a result of the one-time, non-cash stock option compensation expense charge of approximately $19.6 million, increased costs associated with the operation of the Company's O&Os, the increase in depreciation and amortization expense resulting from the significant increase in the number of O&Os, the increase in interest expense resulting from the senior discount notes and borrowings under the revolving credit facility, as well as a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM. This increase is offset in part by a decrease in network expenses related to non-recurring costs in 1998 for programming rights and production expenses relating to the World Cup.

    EBITDA. EBITDA decreased by approximately $19.8 million or 144.5% to approximately $(33.5) million for the nine months ended September 30, 1999 as compared to approximately $(13.7) million for the comparable period in the prior year. The decrease in EBITDA is mainly due to the one-time, non-cash stock option compensation expense charge of approximately $19.6 million, increased costs associated with the operation of the Company's O&Os, as well as the one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM. EBITDA, less the one-time charges relating to the stock option compensation expense and the LMA termination payment, mentioned above, increased by $1.8 million or 13.1% to approximately $(11.9) million for the nine months ended September 30, 1999 as compared to approximately $(13.7) million for the comparable period in the prior year.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities increased by approximately $2.2 million to approximately $17.5 million for the nine months ended September 30, 1999 as compared to approximately $15.3 million for the comparable period in the prior year. Net cash used in investing activities was approximately $34.6 million and $48.4 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $13.8 million from 1998 to 1999 is primarily due to the release of funds held in escrow in connection with the acquisitions taking place during 1999. Net cash provided by financing activities was $13.3 million and $120.1 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $106.8 million from 1998 to 1999 is due to the proceeds from the issuance of the senior discount notes as well as the issuance of preferred and common stock received by the Company during 1998.

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $2.4 million and $3.4 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in capital expenditures is primarily due to the significant capital expenditures made during 1998 related to the development of the Company's network and O&Os.

     The Company's primary source of liquidity will be the net proceeds from its initial public offering and the borrowing availability under its revolving credit facility. The revolving credit facility is a $20.0 million senior secured revolver subject to certain conditions. As of September 30, 1999 there was $14.4 million outstanding under the credit facility.

     The Company believes that its current cash position, the net proceeds from its initial public offering and the borrowing availability under the Revolving Credit Facility, will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until its business strategy provides the Company with sufficient operating cash flow. However, there can be no assurance that such business strategy will be successful or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

YEAR 2000 COMPLIANCE

    The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time/date sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that based on the results of recent investigations, the Company's primary information and communication systems are believed to be compliant with Year 2000 requirements. The Company's cost of compliance has been minimal and any future costs are not anticipated to be material to the Company's financial position or results of operations.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

    The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties on which the Company relies. Accordingly, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company correctly processes all date information at all times. In addition, the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches and is reached. However, there are no assurances that the Company will identify all date handling problems in its business systems or that the Company will be able to successfully remedy Year 2000 compliance issues that are discovered. To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (e.g., vendors or customers) not affiliated with the Company do not appropriately address their own Year 2000 compliance issues in advance of their occurrence.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $20 million under our credit facility. Amounts outstanding under the credit facility bear interest, at the Company's option, at the bank's prime rate plus 1.25% or LIBOR plus 2.50%. At September 30, 1999 there was $14.4 million outstanding under our credit facility.

RADIO UNICA COMMUNICATIONS CORP.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM. 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 15, 1999, the Company's Registration Statement on Form S-1 (File No. 333-82561) was declared effective by the Securities and Exchange Commission. On October 19, 1999, the Securities and Exchange Commission declared effective the Company's additional Registration Statement on Form S-1 (File No. 333-89261) which increased the number of shares to be sold. Pursuant to the offering, on October 22, 1999 the Company sold shares of its common stock, par value $.01, at a price of $16.00 per share.

The offering commenced on October 19, 1999 and was consummated October 22, 1999 after all the shares of common stock registered pursuant to the two registration statements were sold. The managing underwriters were Salomon Smith Barney, Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette and CIBC World Markets.

An aggregate of 7,866,000 shares of common stock were registered pursuant to the two registration statements, 6,840,000 shares of common stock were registered and sold by the Company and 1,026,000 shares of common stock were registered and sold by a selling stockholder. The aggregate offering price of the shares registered by the Company and the selling stockholder and the amount sold were $125,856,000.

A reasonable estimate of the total amount of expenses incurred in the offering is $10,740,000, $7,660,800 for underwriting discounts and commissions, and the balance for other expenses. All such expenses related to direct and indirect payments to be made to persons who were not directors, officers or 10% or more stockholders or to any associates or affiliates of the foregoing.

The net proceeds of the offering to the Company were approximately $98,700,000, $16,300,000 was used to repay indebtedness under the Company's credit facility, $1,000,000 was used for general corporate and working capital purposes and the balance was invested in temporary investments in AAA rated short term securities. The foregoing amounts are reasonable estimates. None of such payments were made to directors, officers or 10% or more stockholders or to any associates or affiliates of the foregoing.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibit 27.1 - Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Radio Unica Communications Corp.


                                  By: /s/ Steven E. Dawson
                                      ------------------------------------
                                      Steven E. Dawson
                                      Chief Financial Officer


Date: November 12, 1999