Form 10-Q
period 2000-03-31
RADIO UNICA COMMUNICATIONS CORP
filed 2000-05-12
CIK 1089953

                                  DRAFT                                  5/9/00
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report pursuant to Section 13 or 15(d) of the
    |X|       Securities Exchange Act of 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              Transition Report Pursuant to Section 13 or 15(d) of
    |_|       the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 001-15151

                        RADIO UNICA COMMUNICATIONS CORP.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                  65-00856900
        (State of Incorporation)                       (I.R.S. Employer
                                                    Identification Number)

   8400 N.W. 52ND STREET, SUITE 100
              MIAMI, FL                                      33166
(Address of principal executive offices)                   (Zip Code)

                                  305-463-5000
              (Registrant's telephone number, including area code)

                                       N/A
      (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 12, 2000, 21,201,402 shares of Common Stock, $.01 par value were outstanding.

--------------------------------------------------------------------------------

                        RADIO UNICA COMMUNICATIONS CORP.

                                TABLE OF CONTENTS



                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...................................................        2
Item 2.  Management's Discussion and Analysis...................................        6
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............        9

PART II.    OTHER INFORMATION

Item 2.  Changes in Securities..................................................       10
Item 6.  Exhibits and Reports on Form 8-K.......................................       10


RADIO UNICA COMMUNICATION CORP.

CONSOLIDATED BALANCE SHEETS



                                                              March 31,          December 31,
ASSETS                                                          2000                 1999
----------------------------------------------------------------------------------------------
                                                             (Unaudited)
Current assets:
 Cash and cash equivalents                                   $ 66,141,129      $ 76,806,025
 Restricted cash                                                  601,500           305,000
 Accounts receivable, net of allowance for doubtful
  accounts of $344,655 and $255,242, respectively               6,375,151         5,304,088
 Prepaid expenses                                               2,640,070         2,346,166
                                                             ------------      ------------
Total current assets                                           75,757,850        84,761,279

 Property and equipment, net                                   18,746,281        17,434,918
 Broadcast licenses, net of accumulated amortization
  of $4,213,366 and $3,463,192, respectively                   83,808,684        84,665,873
 Other intangible assets, net                                   8,747,997         9,093,528
 Other assets                                                   9,234,277         5,130,968
                                                             ------------      ------------
                                                             $198,295,089      $201,086,566
                                                             ------------      ------------
                                                             ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                            $  1,184,511      $  1,877,162
 Accrued expenses                                               2,711,187         2,112,909
 Notes payable                                                    212,317           216,067
                                                             ------------      ------------
Total current liabilities                                       4,108,015         4,206,138

Other liabilities                                                 165,000           165,000
Notes payable                                                      76,910            76,911
Deferred taxes                                                  1,953,979         1,953,979
Senior discount notes                                         121,158,675       117,732,564

Commitments and contingencies


Stockholder's equity:
 Preferred stock: $.01 par value, 5,000,000 shares
 authorized; 0 shares issued and outstanding                           --               --
 Common stock $.01 par value: 40,000,000 shares authorized
 21,152,294 and 20,942,837 shares issued and outstanding at
 March 31, 2000 and December 31, 1999, respectively               211,525           209,428
 Additional paid in capital                                   160,864,830       158,795,542
 Deferred compensation                                         (3,512,149)       (4,265,522)
 Accumulated deficit                                          (86,731,696)      (77,787,474)
                                                             ------------      ------------
Total stockholders' equity                                     70,832,510        76,951,974
                                                             ------------      ------------
                                                             $198,295,089      $201,086,566
                                                             ------------      ------------
                                                             ------------      ------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                 Three months ended
                                                      March 31,
                                              -------------------------
                                                  2000         1999
-----------------------------------------------------------------------
Net revenue                                   $ 6,217,703    $ 1,765,914

Operating expenses:
 Direct operating                               1,630,454        731,910
 Selling, general and administrative            3,863,098      2,977,408
 Network                                        3,671,876      3,239,237
 Corporate                                      1,085,708        671,213
 Depreciation and amortization                  1,423,240      1,083,921
 Stock option compensation                        753,373             --
                                              -----------    ------------
                                               12,427,749      8,703,689
                                              -----------    ------------
                                               (6,210,046)    (6,937,775)

Loss from operations

Other income (expense):
 Interest expense                              (3,645,774)    (3,274,860)
 Interest income                                  907,911        448,856
 Other                                              3,688             --
                                              -----------    ------------
                                               (2,734,175)    (2,826,004)
                                              -----------    ------------
                                               (8,944,221)     (9,763,779)

Net loss
Accrued dividends on Series A reedemable
 cumulative preferred stock                            --         958,553
                                              -----------    ------------
Net loss applicable to common shareholders    $(8,944,221)   $(10,722,332)
                                              -----------    ------------
                                              -----------    ------------
Net loss per common share applicable to
 common shareholders-basic and diluted        $     (0.43)   $      (0.97)
                                              -----------    ------------
                                              -----------    ------------
Weighted average common shares
 outstanding-basic and diluted                 21,012,873      11,079,272
                                              -----------    ------------
                                              -----------    ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                    Three months ended
                                                          March 31,
                                               ------------------------------
                                                      2000          1999
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                        $  (8,944,221)  $ (9,763,779)
Adjustments to reconcile net loss to net
 cash used in operating activities:                 1,423,240      1,083,921
 Depreciation and amortization                         89,413         31,177
 Provision for bad debt                             3,426,111      3,056,431
 Accretion of interest on senior discount notes       192,708        192,708
 Amortization of deferred financing costs             753,373             --
 Stock option compensation expense                  (224,500)             --
 Other
 Change in assets and liabilities:
  Accounts receivable                             (1,160,476)       (340,525)
  Prepaid expenses                                  (646,328)      1,348,499
  Other assets                                    (2,273,380)         98,805
  Accounts payable                                  (692,651)       (569,627)
  Accrued expenses                                   598,278        (169,065)
  Radio broadcasting rights                          576,924              --
                                                ------------    ------------
Net cash used in operating activities            (6,881,509)     (5,031,455)
                                                ------------    ------------

INVESTING ACTIVITIES
Acquisition of property and equipment               (869,257)       (671,769)
Restricted cash-escrow account                      (501,500)      8,964,447
Radio broadcasting rights                                 --         (42,500)
Acquisition of radio stations                     (2,484,015)    (27,941,442)
                                                ------------    ------------
Net cash used in investing activities             (3,854,772)    (19,691,264)

FINANCING ACTIVITIES
Debt financing costs                                      --        (335,458)
Proceeds from issuance of common stock                71,385              --
Proceeds from issuance of Series A redeemable
 cumulative preferred stock and common stock              --          45,000
                                                ------------    ------------

Net cash provided by (used in) financing
 activities                                           71,385        (290,458)
                                                ------------    ------------

Net decrease in cash and cash equivalents        (10,664,896)    (25,013,177)
Cash and cash equivalents at beginning of
 period                                           76,806,025      38,894,144
                                                ------------    ------------
Cash and cash equivalents at end of period      $ 66,141,129    $ 13,880,967
                                                ------------    ------------
                                                ------------    ------------

Reclassification of prepaid expense to
 broadcast license upon consummation of the
 radio station acquisitions                     $        --     $ 2,500,000
                                                ------------    ------------
                                                ------------    ------------

Issuance of common stock for investment in
 radio station                                  $ 2,000,000     $        --
                                                ------------    ------------
                                                ------------    ------------
Reclassification of prepaid expense to
 broadcasting rights                            $   395,000     $        --
                                                ------------    ------------
                                                ------------    ------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Communications Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 1999 consolidated financial statements and notes thereto.

     The Company's revenues and cash flow are typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.   ACQUISITIONS

     On October 18, 1999, the Company entered into an asset purchase agreement with Den-Mex LLC to acquire Denver radio station KCUV-AM for a cash purchase price of $2.7 million. On January 3, 2000, after receiving the consent of the Federal Communications Commission (the "FCC") to assign the broadcasting license, the Company completed the acquisition.

     On February 11, 2000 the Company contracted to acquire substantially all the assets used in the operations of radio station KVJY (AM) broadcasting on 840 kHz in McAllen, Texas from El Pistolon Investments, L.P., for a cash purchase price of approximately $2.5 million. The Company funded a $500,000 escrow and has paid a $2.0 million deposit in conjunction with this transaction. The transaction is expected to be finalized upon receipt of the FCC's approval to assign the broadcasting license.

3.   SUBSEQUENT EVENTS

     On April 12, 2000, the Company contracted to acquire substantially all the assets used in the operations of radio station KZDC (AM) broadcasting on 1250 kHz in San Antonio, Texas from Texas Lotus, Ltd., for a cash purchase price of $1.85 million. The Company has been operating the station under a local marketing agreement since January 1998. The transaction is expected to be finalized upon the receipt of the FCC's approval to assign the broadcasting license.

     On April 27, 2000 the Company contracted to acquire substantially all the assets used in the operations of radio station KQTL (AM) broadcasting on 1210 kHz in Tucson, Arizona from Cima Broadcasting, L.L.C., for a cash purchase price of approximately $3.3 million. The Company funded a $300,000 escrow in conjunction with this transaction. The transaction is expected to be finalized upon the receipt of the FCC's approval to assign the broadcasting license.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2000 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.


OVERVIEW

    We generate revenue from sales of network advertising time, and sales of local and national advertising time on radio stations that we own and those that we operate under local marketing agreements (collectively "O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All revenues are stated net of any agency commissions. We recognize advertising revenue when the commercials are broadcast.

    Our operating expenses consist of programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, and general and administrative expenses.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

    NET REVENUE. Net revenue increased by approximately $4.4 million or 252% to approximately $6.2 million for the three months ended March 31, 2000 from approximately $1.8 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the strengthening of the Company's network and O&Os, increases in advertising rates at the Company's network and O&Os, and the increase in the number of O&Os.

     OPERATING EXPENSES. Operating expenses increased by approximately $3.7 million or 43% to approximately $12.4 million for the three months ended March 31, 2000 from approximately $8.7 million for the comparable period in the prior year. The increase in operating expenses is due to a non-cash stock option compensation expense charge of approximately $0.8 million, increased depreciation and amortization relating to the increase in the number of O&Os of approximately $0.3 million and increased costs associated with the increase in the number of O&Os.

     Direct operating expenses increased by approximately $0.9 million or 123% to approximately $1.6 million for the three months ended March 31, 2000 from approximately $0.7 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion of those O&Os.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

    Selling, general and administrative expenses increased by approximately $0.9 million or 30% to approximately $3.9 million for the three months ended March 31, 2000 from approximately $3.0 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os.

    Network expenses increased by $0.5 million or 13% to approximately $3.7 million for the three months ended March 31, 2000 from approximately $3.2 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, as well as increased network advertising.

    Corporate expenses increased by approximately $0.4 million or 62% to approximately $1.1 million for the three months ended March 31, 2000 from approximately $0.7 million for the comparable period in the prior year. The increase in corporate expenses is mainly due to increased costs of executive management, legal and professional fees and other costs.

     Depreciation and amortization increased by approximately $0.3 million or 31% to approximately $1.4 million for the three months ended March 31, 2000 from approximately $1.1 million for the comparable period in the prior year. The increase in depreciation and amortization is due to significant additions of fixed assets and intangible assets arising from the acquisition of O&Os.

     Stock option compensation expense relates to a non-cash charge of approximately $0.8 million relating to the vesting of stock options granted to employees of the Company to purchase approximately 267,000 shares of the Company's common stock.

    OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $0.1 million or 3% to approximately $(2.7) million for the three months ended March 31, 2000 from approximately $(2.8) million for the comparable period in the prior year. Other income (expense) for the three months ended March 31, 2000 included interest income of approximately $0.9 million, and interest expense of approximately $(3.6) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $0.5 million in interest income and $(3.3) million in interest expense during the three months ended March 31, 1999.

     NET LOSS. Net loss decreased by approximately $0.9 million or 8% to approximately $(8.9) million for the three months ended March 31, 2000 from approximately $(9.8) million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue partially offset by increased costs associated with the operation of the Company's O&Os, increased sales cost associated with the increase in revenue, increased depreciation and amortization resulting from the increase in the number of O&Os, as well as the non-cash stock option compensation expense relating to the vesting of stock options.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
--------------------------------------------------------------------------------

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.8 million increased by approximately $1.8 million or 31% to approximately $(4.0) million for the three months ended March 31, 2000 from approximately $(5.8) million for the comparable period in the prior year. EBITDA increased by approximately $1.1 million or 18% to approximately $(4.8) million for the three months ended March 31, 2000 from approximately $(5.9) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in the Company's revenues offset by increase costs associated with the operation of the Company's network and O&Os as well as the non-cash stock option compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the proceeds from the Company's initial public offering, the issuance of the 11 3/4 % Senior Discount Notes due August 1, 2006 and the issuance of promissory notes, common stock and preferred stock to the Company's shareholders.

    The Company's primary source of liquidity is the remaining proceeds from the initial public offering and the borrowing availability under the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility is a senior secured revolver with $20.0 million of available borrowings subject to certain conditions. At March 31, 2000 there were no amounts outstanding under the Senior Secured Revolving Credit Facility.

     Net cash used in operating activities increased by approximately $1.9 million or 37% to approximately $6.9 million for the three months ended March 31, 2000 from approximately $5.0 million for the comparable period in the prior year. Net cash used in investing activities was approximately $3.9 million and $19.7 million for the three months ended March 31, 2000 and 1999, respectively. The decrease of $15.8 million from 2000 to 1999 is primarily due to fewer radio station acquisitions that took place during 2000. Net cash provided by (used in) financing activities was $0.1 million and $(0.3) million for the three months ended March 31, 2000 and 1999, respectively. The increase of $0.4 million from 1999 to 2000 is due to the payment of debt financing costs related to the issuance of the Senior Discount Notes offset by the issuance of preferred and common stock during 1999.

     Capital expenditures primarily relates to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $0.9 million and $0.7 million for the three months ended March 31, 2000 and 1999, respectively. The increase in capital expenditures is primarily due to radio signal upgrade projects and the build-out of studios in Chicago.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

    The Company believes that its current cash position, the remaining proceeds from the initial public offering and the borrowing availability under the Senior Secured Revolving Credit Facility, will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until its business strategy provides the Company with sufficient operating cash flow. There can be no assurance that such business strategy will be successfully implemented or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of the Company's common stock and Senior Discount Notes, and the Company's ability to pay the principal of and interest on the Senior Discount Notes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $20 million under our credit facility. Amounts outstanding under the credit facility bear interest, at the Company's option, at the bank's prime rate plus 1.25% or LIBOR plus 2.50%. At March 31, 2000, there were no amounts outstanding under our credit facility.

RADIO UNICA COMMUNICATIONS CORP.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 2.   CHANGES IN SECURITIES

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

     From the effective date of the registration statement, the net proceeds from the offering have been used for the following purposes; none of which was paid to persons who were officers, directors, 10% stockholders or affiliates,:


                                                                               (in Millions)
                                                                               -------------
     Repayments of amounts outstanding under the senior credit facility           $ 16.5
     Deposits established in connection with future acquisitions                     4.5
     Acquistion of radio stations                                                    5.4
     Other purposes including:  deposits on time brokerage agreements
        and acquisition of radio broadcasting rights                                 1.6
     Working capital and other                                                       5.3
     Temporary investments in cash and cash equivalents                             66.1
                                                                                  ------
                                                                                  $ 99.4
                                                                                  ------
                                                                                  ------



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27.1 - Financial Data Schedule.

(b)     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Radio Unica Communications Corp.


                                  By: /s/ Steven E. Dawson
                                     ------------------------------
                                     Steven E. Dawson
                                     Chief Financial Officer


Date: May 12, 2000