Form 10-Q/A
period 2000-03-31
RADIO UNICA COMMUNICATIONS CORP
filed 2000-05-19
CIK 1089953

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                        RADIO UNICA COMMUNICATIONS CORP.

                                TABLE OF CONTENTS



                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...................................................        2
Item 2.  Management's Discussion and Analysis...................................        6
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............        9

PART II.    OTHER INFORMATION

Item 2.  Changes in Securities..................................................       10
Item 6.  Exhibits and Reports on Form 8-K.......................................       10


RADIO UNICA COMMUNICATION CORP.

CONSOLIDATED BALANCE SHEETS



                                                              March 31,          December 31,
ASSETS                                                          2000                 1999
----------------------------------------------------------------------------------------------
                                                             (Unaudited)
Current assets:
 Cash and cash equivalents                                   $ 66,141,129      $ 76,806,025
 Restricted cash                                                  601,500           305,000
 Accounts receivable, net of allowance for doubtful
  accounts of $344,655 and $255,242, respectively               6,375,151         5,304,088
 Prepaid expenses                                               2,640,070         2,346,166
                                                             ------------      ------------
Total current assets                                           75,757,850        84,761,279

 Property and equipment, net                                   18,746,281        17,434,918
 Broadcast licenses, net of accumulated amortization
  of $4,213,366 and $3,463,192, respectively                   85,808,684        84,665,873
 Other intangible assets, net                                   8,747,997         9,093,528
 Other assets                                                   9,234,277         5,130,968
                                                             ------------      ------------
                                                             $198,295,089      $201,086,566
                                                             ------------      ------------
                                                             ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                            $  1,184,511      $  1,877,162
 Accrued expenses                                               2,711,187         2,112,909
 Notes payable                                                    212,317           216,067
                                                             ------------      ------------
Total current liabilities                                       4,108,015         4,206,138

Other liabilities                                                 165,000           165,000
Notes payable                                                      76,910            76,911
Deferred taxes                                                  1,953,979         1,953,979
Senior discount notes                                         121,158,675       117,732,564

Commitments and contingencies


Stockholder's equity:
 Preferred stock: $.01 par value, 5,000,000 shares
 authorized; 0 shares issued and outstanding                           --               --
 Common stock $.01 par value: 40,000,000 shares authorized
 21,152,294 and 20,942,837 shares issued and outstanding at
 March 31, 2000 and December 31, 1999, respectively               211,525           209,428
 Additional paid in capital                                   160,864,830       158,795,542
 Deferred compensation                                         (3,512,149)       (4,265,522)
 Accumulated deficit                                          (86,731,696)      (77,787,474)
                                                             ------------      ------------
Total stockholders' equity                                     70,832,510        76,951,974
                                                             ------------      ------------
                                                             $198,295,089      $201,086,566
                                                             ------------      ------------
                                                             ------------      ------------



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


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                    Three months ended
                                                          March 31,
                                               ------------------------------
                                                      2000          1999
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                        $ (8,944,221)   $ (9,763,779)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                     1,423,240       1,083,921
 Provision for bad debt                               89,413          31,177
 Accretion of interest on senior discount notes    3,426,111       3,056,431
 Amortization of deferred financing costs            192,708         192,708
 Stock option compensation expense                   753,373              --
 Other                                              (224,500)             --
 Change in assets and liabilities:
  Accounts receivable                             (1,160,476)       (340,525)
  Prepaid expenses                                  (646,328)      1,348,499
  Other assets                                    (2,273,380)         98,805
  Accounts payable                                  (692,651)       (569,627)
  Accrued expenses                                   598,278        (169,065)
  Radio broadcasting rights                          576,924              --
                                                ------------    ------------
Net cash used in operating activities            (6,881,509)     (5,031,455)
                                                ------------    ------------

INVESTING ACTIVITIES
Acquisition of property and equipment               (869,257)       (671,769)
Restricted cash-escrow account                      (501,500)      8,964,447
Radio broadcasting rights                                 --         (42,500)
Acquisition of radio stations                     (2,484,015)    (27,941,442)
                                                ------------    ------------
Net cash used in investing activities             (3,854,772)    (19,691,264)

FINANCING ACTIVITIES
Debt financing costs                                      --        (335,458)
Proceeds from issuance of common stock                71,385              --
Proceeds from issuance of Series A redeemable
 cumulative preferred stock and common stock              --          45,000
                                                ------------    ------------

Net cash provided by (used in) financing
 activities                                           71,385        (290,458)
                                                ------------    ------------

Net decrease in cash and cash equivalents        (10,664,896)    (25,013,177)
Cash and cash equivalents at beginning of
 period                                           76,806,025      38,894,144
                                                ------------    ------------
Cash and cash equivalents at end of period      $ 66,141,129    $ 13,880,967
                                                ------------    ------------
                                                ------------    ------------

Reclassification of prepaid expense to
 broadcast license upon consummation of the
 radio station acquisitions                     $        --     $ 2,500,000
                                                ------------    ------------
                                                ------------    ------------

Issuance of common stock for investment in
 radio station                                  $ 2,000,000     $        --
                                                ------------    ------------
                                                ------------    ------------
Reclassification of prepaid expense to
 broadcasting rights                            $   395,000     $        --
                                                ------------    ------------
                                                ------------    ------------



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