Form 10-Q
period 2000-06-30
RADIO UNICA COMMUNICATIONS CORP
filed 2000-08-09
CIK 1089953

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report pursuant to Section 13 or 15(d) of the
         |X|            Securities Exchange Act of 1934
                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

  8400 N.W. 52ND STREET, SUITE 101
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

            As of August 9, 2000, 21,202,902 shares of Common Stock, $.01 par value were outstanding.

-------------------------------------------------------------------------------

                        RADIO UNICA COMMUNICATIONS CORP.

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................................................  2
Item 2.  Management's Discussion and Analysis.............................................................  7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................... 11

PART II.    OTHER INFORMATION

Item 2.  Changes in Securities............................................................................12
Item 4.  Submission of Matters to a Vote of Security Holders..............................................12
Item 6.  Exhibits and Reports on Form 8-K.................................................................13


RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS



                                                                         JUNE 30,           DECEMBER 31,
ASSETS                                                                     2000                1999
---------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents.......................................      $  58,147,539        $  76,806,025
  Restricted cash.................................................            750,000              305,000
  Accounts receiveable, net of allowance for doubtful accounts
    of $521,255 and $255,242, respectively........................          8,003,564            5,145,345
  Prepaid expenses and other current assets.......................          3,502,830            2,504,909
                                                                        --------------       -------------
Total current assets                                                       70,403,933           84,761,279

  Property and equipment, net of accumulated depreciation of
    $3,764,526 and $2,772,963 respectively........................         19,848,103           17,434,918
  Broadcast licenses, net of accumulated amortization of
    $4,963,550 and $3,463,192, recpectively.......................         94,413,828           84,665,873
  Other intangible assets, net of accumulated amortization of
    $2,813,013 and $2,121,951, respectively.......................          8,402,466            9,093,528
  Other assets....................................................          3,855,213            5,130,968
                                                                        --------------      --------------
                                                                        $ 196,923,543        $ 201,086,566
                                                                        ==============      ==============

LIABILITIES AND STOCKHOLDERS EQUITY
---------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable................................................      $     981,220        $   1,877,162
  Accrued expenses................................................          3,243,138            2,112,909
  Current portion of notes payable................................             45,730              216,067
  Deferred income.................................................            921,560                  --
                                                                        --------------       -------------
Total current liabilities.........................................          5,191,648            4,206,138

Other liabilities.................................................            165,000              165,000
Notes payable.....................................................             76,911               76,911
Deferred taxes....................................................          1,953,979            1,953,979
Senior discount notes.............................................        124,649,352          117,732,564

Commitments and contingencies

Preferred stock $.01 par value, 5,000,000 shares authorized;
  no shares issued and outstanding

Stockholders' equity:
  Common stock $.01 par value, 40,000,000 shares authorized;
    21,201,402 and 20,942,837 shares issued and outstanding.......            212,014              209,428
  Additional paid-in-capital......................................        160,920,430          158,795,542
  Deferred compensation expense...................................         (2,758,776)          (4,265,522)
  Accumulated deficit.............................................        (93,487,015)         (77,787,474)
                                                                         --------------      -------------
Total stockholders' equity........................................         64,886,653           76,951,974
                                                                         --------------      -------------
                                                                        $ 196,923,543        $ 201,086,566
                                                                         ==============      =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
-----------------------------------------------------------------------------------------------------------------------
                                                         2000             1999                2000             1999
                                                     ------------------------------------------------------------------
Net revenue...................................       $ 7,745,933     $  4,581,368       $ 13,963,636      $  6,347,282

Operating expenses:
  Direct operating.............................         1,603,605          976,557          3,234,059         1,708,467
  Selling, general and administrative..........         4,017,614        3,384,742          7,880,712         6,362,150
  Network......................................         3,133,847        2,392,803          6,805,723         5,632,040
  Corporate....................................           887,373          668,643          1,973,081         1,339,856
  Depreciation and amortization................         1,445,778        1,329,151          2,869,018         2,413,072
  LMA termination fee..........................             --           2,000,000           --               2,000,000
  Stock option compensation....................           753,373           --              1,506,746             --
                                                      -----------     ------------       ------------       -----------
                                                       11,841,590       10,751,896         24,269,339        19,455,585
                                                      -----------     -------------      ------------       -----------
Loss from operations...........................        (4,095,657)      (6,170,528)       (10,305,703)      (13,108,303)

Other income (expense):
  Interest expense.............................        (3,711,074)      (3,416,524)        (7,356,848)       (6,691,384)
  Interest income..............................         1,045,876          139,587          1,953,787           588,443
  Other........................................             5,535            --                 9,223              --
                                                      -----------     ------------      ------------        -----------
                                                       (2,659,663)      (3,276,937)        (5,393,838)       (6,102,941)
                                                      -----------      -----------      ------------        -----------
Net loss                                               (6,755,320)      (9,447,465)       (15,699,541)      (19,211,244)
                                                      -----------      ------------      ------------       -----------
Accrued dividends on Series A redeemable
  accumulative preferred stock.................            --             977,209               --            1,935,762
                                                      -----------      ------------      ------------       -----------
Net loss applicable to common shareholders.....      $ (6,755,320)   $ (10,424,674)      $(15,699,541)     $(21,147,006)
                                                     ============    ==============      =============     ============
Net loss per common share applicable common
  shareholders -basic and diluted..............      $     (0.32)    $       (0.94)      $      (0.74)     $      (1.91)
                                                     ============    ==============      =============     =============

Weighted average common shares outstanding -
  basic and diluted............................        21,181,193       11,081,924         21,097,033        11,080,606
                                                     ============    ==============      =============      ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                            2000                 1999
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss......................................................          $ (15,699,541)       $ (19,211,244)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...............................              2,869,018            2,413,072
  Provision for bad debts.....................................                266,013               99,929
  Accretion of interest on senior discount notes..............              6,916,788            6,170,461
  Amortization of deferred financing costs....................                385,416              385,416
  Stock option compensation expense...........................              1,506,746                 --
  Other ......................................................               (332,940)            (487,400)
  Change in assets and liabilities:
    Accounts receivable.......................................             (3,124,236)          (2,497,298)
    Prepaid expenses..........................................               (901,166)           1,102,011
    Other current assets......................................                157,745              (67,318)
    Accounts payable..........................................               (895,942)              18,179
    Accrued expenses..........................................                930,226              672,993
    Other assets..............................................               (474,005)              36,288
    Deposit payable...........................................                   --                165,000
                                                                         --------------      --------------
Net cash used in operating activities.........................             (8,395,878)          (11,199,911)
                                                                         --------------      --------------
INVESTING ACTIVITIES
Acquisition of property and equipment.........................             (1,440,041)           (1,717,121)
Restricted cash-escrow account................................               (650,000)            9,964,447
Radio broadcasting rights.....................................                  --                  (42,500)
Acquisition of radio stations.................................             (6,145,041)          (44,723,582)
Investment in unconsolidated company..........................             (2,000,000)                --
                                                                          --------------      --------------
Net cash used in investing activities.........................            (10,235,082)          (36,518,756)
                                                                          --------------      --------------

FINANCING ACTIVITIES
Proceeds from borrowings under the revolving credit
  facility....................................................                 --                 10,200,000
Debt financing costs..........................................                 --                 (1,135,581)
Repayment of notes payable....................................               (155,000)                  --
Proceeds from issuance of Series A redeemable
  cumulative preferred stock and common stock.................                 --                     45,000
Proceeds from issuance of common stock........................                127,474                   --
                                                                          --------------      ---------------
Net cash (used in) provided by financing activities...........                (27,526)             9,109,419
                                                                          --------------       --------------
Net decrease in cash and cash equivalents.....................            (18,658,486)           (38,609,248)
Cash and cash equivalents at beginning of period..............           $ 76,806,025           $ 38,894,144
                                                                          --------------      ---------------
Cash and cash equivalents at end of period....................           $ 58,147,539           $     284,896
                                                                          ==============      ===============

Investment in unconsolidated company in exchange
  for advertising.............................................           $  1,000,000           $          --
                                                                          ==============      ===============
Reclassification of other assets to broadcast
  license upon consummation of the acquisition of
  radio stations..............................................           $ (4,544,301)          $          --
                                                                          ==============      ================
Issuance of common stock for acquisition of radio
  station.....................................................           $  2,000,000                      --
                                                                          ==============      ================
Reclassification of prepaid expenses to broadcast
  license upon consummation of the acquisition of
  radio stations..............................................           $     --               $   2,500,000
                                                                          ==============      ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS.


RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Communications Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 1999 consolidated financial statements and notes thereto.

     The Company's revenues and cash flow are typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

     Certain amounts appearing in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

2.   ACQUISITIONS

     On October 18, 1999, the Company entered into an asset purchase agreement with Den-Mex LLC to acquire Denver radio station KCUV-AM for a cash purchase price of $2.7 million. On January 3, 2000, after receiving the consent of the Federal Communications Commission (the "FCC") to assign the broadcasting license, the Company completed the acquisition.

     On February 11, 2000, the Company entered into an asset purchase agreement with El Pistolon Investments, L.P., to acquire McAllen radio station KVJY-AM for a cash purchase price of $2.5 million. On June 1, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition. The purchase price has been allocated to the assets acquired based on preliminary estimates subject to final appraisals.

     On December 23, 1999, the Company entered into an asset purchase agreement with Harry Pappas to acquire Fresno radio station KFRE-AM for a purchase price of $7.5 million. The purchase price was comprised of approximately $5.5 million cash and 76,555 shares of the Company's common stock valued at $2.0 million. On June 28, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition. The purchase price has been allocated to the assets acquired based on preliminary estimates subject to final appraisals.

     On April 12, 2000, the Company contracted to acquire substantially all the assets used in the operations of radio station KZDC-AM in San Antonio, Texas from Texas Lotus, Ltd., for a cash purchase price of $1.85 million. The Company has been operating the station under a local marketing agreement since January 1998. On July 27, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

2.   ACQUISITIONS, CONTINUED

     On April 27, 2000, the Company contracted to acquire substantially all the assets used in the operations of radio station KQTL-AM in Tucson, Arizona from Cima Broadcasting, L.L.C., for a cash purchase price of approximately $3.3 million. The Company funded a $300,000 escrow in conjunction with this transaction. On August 4, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

     On June 8, 2000, the Company contracted to acquire substantially all the assets used in the operations of radio station KATD-AM in Pittsburgh, California from Peoples Radio, Inc. for approximately $5.0 million. The purchase price is comprised of approximately $4.5 million cash and 87,500 shares of the Company's common stock valued at approximately $0.5 million. The Company funded a $450,000 escrow in conjunction with this transaction. The transaction is expected to be finalized upon the receipt of the FCC's approval to assign the broadcasting license.

3.   INVESTMENTS

     On June 26, 2000 the Company acquired approximately 3% of SportsYa! Inc, through the purchase of preferred stock, in exchange for $2.0 million in cash and $1.0 million in advertising on the Company's network. SportsYa! Inc. owns SportsYa.com, the leading Spanish and Portuguese language sports portal serving Latin America, Spain and the U.S. Hispanic market.

4.   SUBSEQUENT EVENTS

     On July 18, 2000, the Company acquired approximately 13% of Estrellamundo, LLC for $1.5 million in cash. Estrellamundo, LLC is completing construction of a Latin-themed club located within Disneyland in Anaheim, California.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

    NET REVENUE. Net revenue increased by approximately $3.2 million or 69% to approximately $7.8 million for the three months ended June 30, 2000 from approximately $4.6 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the strengthening of the Company's network and O&Os, increases in advertising rates at the Company's network and O&Os, and the maturing of the newer O&Os.

     OPERATING EXPENSES. Operating expenses increased by approximately $1.1 million or 10% to approximately $11.8 million for the three months ended June 30, 2000 from approximately $10.7 million for the comparable period in the prior year. The increase in operating expenses is due to a non-cash stock option compensation expense charge of approximately $0.8 million, increased depreciation and amortization relating to the increase in the number of O&Os of approximately $0.1 million and increased costs associated with the increase in the number of O&Os.

     Direct operating expenses increased by approximately $0.6 million or 64% to approximately $1.6 million for the three months ended June 30, 2000 from approximately $1.0 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion of those O&Os.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

    Selling, general and administrative expenses increased by approximately $0.6 million or 19% to approximately $4.0 million for the three months ended June 30, 2000 from approximately $3.4 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in net revenue as well as the increase in the number of O&Os.

    Network expenses increased by $0.7 million or 31% to approximately $3.1 million for the three months ended June 30, 2000 from approximately $2.4 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, as well as increased network advertising.

    Corporate expenses increased by approximately $0.2 million or 33% to approximately $0.9 million for the three months ended June 30, 2000 from approximately $0.7 million for the comparable period in the prior year. The increase in corporate expenses is mainly due to increased costs of legal and professional fees and other costs associated with the growth of the Company.

     Depreciation and amortization increased by approximately $0.1 million or 9% to approximately $1.4 million for the three months ended June 30, 2000 from approximately $1.3 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additions of fixed and intangible assets arising from the acquisitions of O&Os.

     Stock option compensation expense represents a non-cash charge of approximately $0.8 million relating to the vesting of stock options granted to employees, of the Company to purchase approximately 267,000 shares of the Company's common stock. These stock options were granted before October 19, 1999 the date of the Company's Initial Public Offering ("IPO").

    OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.6 million or 19% to approximately $(2.7) million for the three months ended June 30, 2000 from approximately $(3.3) million for the comparable period in the prior year. Other income (expense) for the three months ended June 30, 2000 is mainly comprised of interest expense of approximately $(3.7) million and interest income of $1.0 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(3.4) million in interest expense and $0.1 million in interest income during the three months ended June 30, 1999.

     NET LOSS. Net loss decreased by approximately $2.7 million or 28% to approximately $6.7 million for the three months ended June 30, 2000 from approximately $9.4 million for the comparable period in the prior year. The decrease in net loss is mainly the result of the significant increase in the Company's revenue partially offset by increased costs associated with the operation of the Company's network and O&Os, increased sales cost associated with the increase in revenue, increased depreciation and amortization resulting from the increase in the number of O&Os, as well as the non-cash stock option compensation expense relating to the vesting of stock options.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.8 million increased by approximately $2.9 million or 61% to approximately $(1.9) million for the three months ended June 30, 2000 from approximately $(4.8) million for the comparable period in the prior year. EBITDA increased by approximately $2.2 million or 45% to approximately $(2.6) million for the three months ended June 30, 2000 from approximately $(4.8) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in the Company's revenues offset by increase costs associated with the operation of the Company's network and O&Os as well as the non-cash stock option compensation expense.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

    NET REVENUE. Net revenue increased by approximately $7.6 million or 120% to approximately $14.0 million for the six months ended June 30, 2000 from approximately $6.4 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the strengthening of the Company's network and O&Os, increases in advertising rates at the Company's network and O&Os, and the maturing of the newer O&Os.

     OPERATING EXPENSES. Operating expenses increased by approximately $4.8 million or 25% to approximately $24.3 million for the six months ended June 30, 2000 from approximately $19.5 million for the comparable period in the prior year. The increase in operating expenses is due to a non-cash stock option compensation expense charge of approximately $1.5 million, increased depreciation and amortization relating to the increase in the number of O&Os of approximately $0.5 million, increased costs in network programming as well as increased costs associated with the increase in the number of O&Os.

     Direct operating expenses increased by approximately $1.5 million or 89% to approximately $3.2 million for the six months ended June 30, 2000 from approximately $1.7 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion of those O&Os.

    Selling, general and administrative expenses increased by approximately $1.5 million or 24% to approximately $7.9 million for the six months ended June 30, 2000 from approximately $6.4 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in net revenue as well as the increase in the number of O&Os.

    Network expenses increased by $1.2 million or 21% to approximately $6.8 million for the six months ended June 30, 2000 from approximately $5.6 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, as well as increased network advertising.

    Corporate expenses increased by approximately $0.6 million or 47% to approximately $2.0 million for the six months ended June 30, 2000 from approximately $1.4 million for the comparable period in the prior year. The increase in corporate expenses is mainly due to increased costs of legal and professional fees and other costs associated with the growth of the Company.

     Depreciation and amortization increased by approximately $0.5 million or 19% to approximately $2.9 million for the six months ended June 30, 2000 from approximately $2.4 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additions of fixed and intangible assets arising from the acquisitions of O&Os.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

     Stock option compensation expense represents a non-cash charge of approximately $1.5 million relating to the vesting of stock options granted to employees of the Company to purchase approximately 267,000 shares of the Company's common stock. These stock options were granted prior to October 19, 1999 the date of the IPO.

    OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.7 million or 12% to approximately $(5.4) million for the six months ended June 30, 2000 from approximately $(6.1) million for the comparable period in the prior year. Other income (expense) for the six months ended June 30, 2000 is mainly comprised of interest expense of approximately $(7.4) million and interest income of approximately $2.0 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(6.7) million in interest expense and $0.6 million in interest income during the six months ended June 30, 1999.

     NET LOSS. Net loss decreased by approximately $3.5 million or 18% to approximately $15.7 million for the six months ended June 30, 2000 from approximately $19.2 million for the comparable period in the prior year. The decrease in net loss is mainly the result of the significant increase in the Company's revenue partially offset by increased costs associated with the operation of the Company's O&Os, increased sales cost associated with the increase in revenue, increased depreciation and amortization resulting from the increase in the number of O&Os, as well as the non-cash stock option compensation expense relating to the vesting of stock options.

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $1.5 million increased by approximately $4.8 million or 45% to approximately $(5.9) million for the six months ended June 30, 2000 from approximately $(10.7) million for the comparable period in the prior year. EBITDA increased by approximately $3.3 million or 30% to approximately $(7.4) million for the six months ended June 30, 2000 from approximately $(10.7) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in the Company's revenues offset by increase costs associated with the operation of the Company's network and O&Os as well as the non-cash stock option compensation expense.

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

    The Company's primary source of liquidity is the remaining proceeds from the initial public offering and the borrowing availability under the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility is a senior secured revolver with $20.0 million of available borrowings subject to certain conditions. At June 30, 2000 there were no amounts outstanding under the Senior Secured Revolving Credit Facility.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

     Net cash used in operating activities decreased by approximately $2.8 million or 25% to approximately $8.4 million for the six months ended June 30, 2000 from approximately $11.2 million for the comparable period in the prior year. Net cash used in investing activities was approximately $10.2 million and $36.5 million for the six months ended June 30, 2000 and 1999, respectively. The decrease of approximately $26.3 million from 2000 to 1999 is primarily due to fewer radio station acquisitions that took place during 2000. Net cash (used in) provided by financing activities was approximately $(28,000) and $9.1 million for the six months ended June 30, 2000 and 1999, respectively. The decrease of approximately $9.1 million from 1999 to 2000 is mainly due to borrowings under the revolving credit facility which took place during 1999.

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $1.4 million and $1.7 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in capital expenditures is primarily due to fewer station build-outs taking place during 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $20 million under our credit facility. Amounts outstanding under the credit facility bear interest, at the Company's option, at the bank's prime rate plus 1.25% or LIBOR plus 2.50%. At June 30, 2000, there were no amounts outstanding under our credit facility.

RADIO UNICA COMMUNICATIONS CORP.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

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

     From the effective date of the registration statement, the net proceeds from the offering have been used for the following purposes, none of which was paid to persons who were officers, directors, 10% stockholders or affiliates:


                                                                                           (IN MILLIONS)
     Repayments of amounts outstanding under the senior credit facility                        $  16.5
     Deposits established in connection with future acquisitions                                   0.8
     Acquisition of radio stations                                                                10.6
     Other purposes, including deposits on time brokerage agreements
        and acquisition of radio broadcasting rights                                               3.0
     Working capital and other                                                                     8.3
     Investment in SportsYa! Inc.                                                                  2.0
     Temporary investments in cash and cash equivalents                                           58.2
                                                                                              --------
                                                                                               $  99.4
                                                                                               =======



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held an annual meeting of stockholders on June 20, 2000, at which the following matters were voted upon:

         1.       Election of eight directors.

         2. Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2000.

     The results of the meeting were as follows:

                                                                      BROKER
PROPOSAL 1                     FOR                     AGAINST       NON-VOTES
                               ---                     -------       ---------
Joaquin F. Blaya             19,481,700                15,848             -
Jose C. Cancela              19,481,700                15,848             -
Leonard S. Coleman Jr.       19,481,700                15,848             -
Steven E. Dawson             19,481,700                15,848             -
Richard Dillon               19,481,700                15,848             -
Andrew C. Goldman            19,481,700                15,848             -
Sidney Lapidus               19,481,700                15,848             -
John D. Santoleri            19,481,700                15,848             -

PROPOSAL 2                   19,484,200                 8,800          4,508


RADIO UNICA COMMUNICATION CORP.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27.1 - Financial Data Schedule.

     (b)  SIGNATURES
          ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Radio Unica Communications Corp.


                                       By: /s/ Steven E. Dawson
                                           -------------------------------
                                           Steven E. Dawson
                                           Chief Financial Officer



Date:     August 9, 2000