Form 10-K
period 2000-12-31
RADIO UNICA COMMUNICATIONS CORP
filed 2001-03-28
CIK 1089953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           ---------------------------
                                    FORM 10-K
                           ---------------------------

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                   TO
                                           -----------------    ---------------

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. |X| YES |_| NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |_|

AS OF MARCH 26, 2001, THERE WERE 21,290,402 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE. BASED ON THE CLOSING PRICE ON MARCH 26, 2001 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $83 MILLION.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE 2001 ANNUAL MEETING, EXPECTED TO BE FILED WITHIN 120 DAYS FROM THE COMPANY'S FISCAL YEAR-END, ARE INCORPORATED BY REFERENCE INTO PART III.
================================================================================

                                TABLE OF CONTENTS


PART I

Item 1.  Business___________________________________________________________  3

Item 2.  Properties_________________________________________________________ 19

Item 3.  Legal Proceedings__________________________________________________ 20

Item 4.  Submission of Matters to a Vote of Security Holders________________ 20

PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters______________________________________________ 22

Item 6.  Selected Financial Data____________________________________________ 24

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations________________________________________ 25

Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk______________________________________________________ 29

Item 8.  Financial Statements and Supplemental Data_________________________ 30

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure 52

PART III

Item 10. Directors and Executive Officers   ________________________________ 52

Item 11. Executive Compensation_____________________________________________ 52

Item 12. Security Ownership of Certain Beneficial Owners and Management_____ 52

Item 13. Certain Relationships and Related Transactions_____________________ 52

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K___________________________________________________________ 53

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

ITEM 1.  BUSINESS

GENERAL

      Radio Unica is the only national Spanish-language AM radio network in the U.S., broadcasting 24-hours a day, 7-days a week. We began broadcasting our network programming on January 5, 1998, producing 19 hours of live and first-run celebrity-based news/talk, sports and information programming each weekday and 20 hours of such programming each weekend. With 17 Company-owned and/or operated stations and our affiliated stations, our network reaches approximately 80% of the U.S. Hispanic population. The Company-operated stations are located in 15 of the top 20 U.S. markets in terms of Hispanic population. The markets in which we maintain stations collectively account for approximately 68% of the total U.S. Hispanic population.

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

      We believe that our high quality, original programming gives us a competitive advantage over other Spanish-language radio broadcasters in marketing to the Hispanic audience. Popular Hispanic television and other well known personalities host our programs and their broad appeal extends beyond any particular Hispanic cultural or geographical boundaries. These national personalities include Pedro Sevcec, Dr. Isabel Gomez-Bassols, Jorge Ramos, Ricardo Brown, Ana Patricia Candiani, Hugo Cadelago and Mauricio Zeilic. We also air segments featuring Cristina, the most popular Hispanic talk show host in the U.S., and Maria Elena Salinas, the most recognized Hispanic female news anchor. Our programming includes contemporary talk, entertainment and information programs, news programs, hourly local and national newscasts, sports talk programs, sports broadcasting, and other programming relevant to our national Hispanic audience. Many of our radio programs are fully-interactive talk shows that allow listeners nationwide to call in as active participants in the on-air dialogue.

      Live sporting events are an integral part of Radio Unica's network programming, and we have acquired the broadcast rights in the United States to numerous marquee sporting events. We have acquired the exclusive Spanish-language radio rights for several of the most popular sporting events among Hispanics, including Copa America 1999, 2001 and 2003, Copa Oro 2000, 2002, 2004 and 2006, the Summer Olympics in 2000 and 2004, the World Cup 2002 qualifying matches, the NBA Finals in 1999 and 2000, and Mexican National Team and Mexican soccer league games. In addition to being an important part of our programming, major sporting events are an important means of attracting first-time listeners. To capture these first-time listeners, we sponsor major promotional events in conjunction with our sports programming which serve to solidify listener loyalty and raise awareness of the Radio Unica network.

THE HISPANIC MARKET OPPORTUNITY

      We believe that Spanish-language radio targeting the Hispanic market will continue to benefit from the following:

      STRONG PROJECTED GROWTH AND GEOGRAPHIC CONCENTRATION OF THE HISPANIC POPULATION. Hispanics represent the most rapidly growing segment of the U.S. population. From 1989 to 2000, the Hispanic population increased from 23.7 million to 33.9 million, a 43% increase. The strong growth of the Hispanic population is expected to continue, increasing approximately 50% by 2010, five times the growth rate of the U.S. population as a whole. Additionally, the Hispanic population is highly concentrated, with approximately 60% of all Hispanics located in the top ten Hispanic markets. This concentration allows us to cost effectively reach the majority of Hispanics through our existing network platform.

      As of the date of this report, the U.S. Census Department had distributed certain limited 2000 U.S. Census data. Importantly, the total U.S. Hispanic population is now reported to be 35.3 million or 12.5% of the total U.S. population. Due to the fact that only limited data is available, the population and demographic data throughout this report is based on industry estimates.

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

      INCREASING HISPANIC BUYING POWER. The US Hispanic buying power is an estimated $443 billion in 2000, an increase of 105% since 1990. Hispanics are expected to spend $965 billion by 2010, an increase of 129%. This increase is five times the expected growth rate in expenditures by all consumers in the United States.

      GROWING USE OF SPANISH-LANGUAGE MEDIA BY ADVERTISERS. Advertising expenditures to Hispanics grew from $730 million in 1992 to $2.4 billion in 2000, a compound annual growth rate of 16%. Although Hispanic consumers represent approximately 7% of U.S. consumer spending, advertising targeting Hispanics represents only 1% of total advertising expenditures. We believe that the lack of Spanish-language media outlets relative to the size of the Hispanic population has historically caused the differential between Hispanic consumer spending and Spanish-language advertising expenditures. For example, in the radio segment, there are approximately 536 Spanish-language commercial stations, which constitute only 5% of all commercial radio stations in the United States, although the Hispanic population comprises approximately 12% of the United States population. With the increasing media access to this population, we believe advertising expenditures will move closer towards parity with Hispanic consumer spending. We also believe that advertisers who re-direct a portion of their English-language budgets to Spanish-language media are able to increase overall audience reach without incurring additional cost.

      Furthermore, we believe that advertisers have found Spanish-language radio advertising to be a particularly effective means to reach the growing Hispanic audience. As a result, approximately 25% of Hispanic advertising expenditures in 2000 were directed to radio, a substantially higher percentage than radio's overall share of national advertising expenditures.

 OUR BUSINESS STRATEGY

      Our strategy is to provide a leading national Spanish-language broadcast network alternative to the major spanish-language television networks. To this end, our business strategy is to:

      CREATE POPULAR, NATIONAL, HIGH-IMPACT PROGRAMMING. Radio Unica's programming is differentiated from other radio groups by its focus on topics and issues relevant to today's Hispanic audience, its strong line-up of top Hispanic personalities and its national reach. Radio Unica takes advantage of its management's established relationships with talent, built over numerous years of industry experience, to secure top personalities and to create high-impact programming. In addition, management draws upon its expertise and established track record of having created some of the most well-received Spanish-language television programs, including the Univision programs SABADO GIGANTE and CRISTINA. We believe that our access to talent and the programming expertise of our senior management will continue to serve as a strong competitive advantage in attracting advertisers and listeners.

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

      SELL ADVERTISING TO THE TOP 50 SPANISH-LANGUAGE ADVERTISERS. Our sales strategy is to target the top 50 national Spanish-language advertisers who collectively purchase the majority of Spanish-language network and national advertising in the United States. We employ 14 in-house national sales people in eight sales offices nationwide, as well as approximately 100 local sales people situated throughout the markets where we own and/or operate stations. Our large, in-house sales force allows us to maintain better control and accountability over the sales process. We also believe that our sales force is important in maintaining relationships with key advertisers and agencies and identifying new advertisers. The combination of our commitment to pursue the largest Spanish-language advertisers and our captive sales force has enabled us to secure many premier national advertisers, including Procter & Gamble, Sears, Wal-Mart, Chevrolet, Johnson & Johnson, Honda, Miller and Western Union.

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

OUR EXPANSION STRATEGY

      MAXIMIZE NETWORK REACH THROUGH OWNED/OPERATED AND AFFILIATE STATIONS. We currently own and/or operate radio stations in the top 12 Hispanic markets and in 3 other top 20 Hispanic markets. Our owned and operated stations reach markets where approximately 68% of the Hispanic audience resides and our network (including affiliates) reaches markets where approximately 80% of the Hispanic audience resides. We seek to enter into agreements with affiliate stations in smaller, less concentrated Hispanic markets so as to broaden the reach of our network and increase its appeal to national advertisers while reducing the amount of capital required to do so.

      PURSUE STRATEGIC INFRASTRUCTURE UPGRADES. We continue to pursue signal and other operational upgrades at our existing stations that will allow us to enhance our market coverage. We are currently pursuing upgrades at our radio stations in New York, Miami, Dallas, Denver, San Francisco, Sacramento and San Diego. By expanding our market coverage at existing and acquired stations, we believe we can further increase the Radio Unica audience and enhance the value of our radio stations.

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

Our programming includes:

      MUY TEMPRANO. Hosted by Ricardo Brown and Ana Patricia Candiani, this show focuses on a variety of issues, introducing various thought-provoking topics, and allowing for plenty of listener participation. Ricardo Brown is one of the most experienced Hispanic journalists in the country with more than 25 years in English and Spanish media. Prior to joining Radio Unica, Brown was Chief Correspondent at CBS TeleNoticias and was seen on Telemundo several times a week. Ana Patricia Candiani is also the host for Telemundo program "OCURIO ASI". Prior to arriving in the U.S., Candiani launched her career in media at Grupo Acir and Radio Nuevo Leon in Monterrey, Mexico.

      SEVCEC EN VIVO. Hosted by Pedro Sevcec, this talk show is devoted to in-depth coverage of the top news stories of the day, other issues of importance to the Hispanic population and interviews with prominent figures, Pedro Sevcec was a senior reporter for Telemundo's popular TV news magazine, "OCURRIO ASI", hosted his own talk show called SEVCEC and is now the Telemundo Network evening news anchor.

      DRA. ISABEL. This advice program hosted by Dr. Isabel Gomez-Bassols focuses on such topics as family issues and personal relationships. Dr. Isabel Gomez-Bassols is a noted psychologist and educator and makes frequent appearances on such popular television shows as CRISTINA, and MIAMI AHORA.

      EL GORDO Y EDUARD.H hosted by funnyman "El Gordo de Oro" Hugo Cadelago and comedic actor Eduardo Ibarrola features non-stop humor, commentaries, horoscopes, and focus on interactive audience participation. Hugo Cadelago, better known to Hispanic audiences as "El Gordo" (the "Fat One"), has more than 20 years experience in both English and Spanish-language radio. Prior to joining Radio Unica, Cadelago was the top rated Los Angeles afternoon spanish-language AM radio host. Eduardo Ibarrola, is a well known radio and television personality. Ibarrola has starred as a comedic actor in various highly rated Hispanic soap operas.

      UNICA EN DEPORTES. This sports talk show hosted by Jorge Ramos features sports, talk, news and interviews appealing to Hispanic audiences. Jorge Ramos has served as sports anchor for Telemundo since 1994 and in his career has broadcast four World Cups. Joining Jorge is an experienced, well known team of sports personalities. We have recently added Hugo Sanchez to our sports team. Mr. Sanchez was the top ranked Mexican soccer player for 20 years and is well regarded by Mexican soccer fans.

      SPORTING EVENTS. During our major sporting events, we broadcast live, play-by-play coverage and daily programs and interviews with players and participants. We have obtained the exclusive United States Spanish-language radio broadcasting rights for a number of popular sporting events including the following:

      SUMMER OLYMPICS 2000, 2004 AND 2008. Radio Unica has acquired the Spanish-language radio broadcast rights in the United States for the 2000 and 2004 Summer Olympics and has a right of first refusal for the 2008 games. The Olympic games are the highest profile sporting event in the world. Radio Unica's 2000 broadcasts - highlighted soccer, boxing and other events and athletes of interest to Hispanics. We also utilized the universal awareness of the Olympics to promote our brand and attract new listeners.

      COPA AMERICA 2001 AND 2003. Copa America is the most popular international soccer event for Hispanics after the World Cup and is held every other year. This event is the oldest international soccer tournament and is a forum for Latin Americans to listen to their teams compete against neighboring countries. With South America and Mexico participating, this event offers the soccer fan the opportunity to listen to some of the best soccer stars playing for their national teams.

      COPA ORO 2000, 2002, 2004 AND 2006. Copa Oro tournaments are held in the alternate years from Copa America. Similar to Copa America, Copa Oro is an international soccer event with countries in North and Central America participating.

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

      NBA FINALS 2000. Radio Unica broadcasted the 2000 NBA Finals and the 2000 All Star Game.

ADVERTISING REVENUE

      Substantially all of our revenue is generated from the sale of network, national and local advertising on our radio stations. The classes of advertising are described in the following table:


                          CLASSES OF RADIO ADVERTISING

------------------------------------------------------------------------------------------------------
Network................................   Represents commercial air-time sold directly by a
                                          network to a national advertiser to be aired during
                                          "network" programming This unique type of advertising is
                                          sold by a "networked" group of stations airing uniform
                                          programming simultaneously over a significant portion of
                                          the United States. English language networks with
                                          capabilities similar to Radio Unica include ABC Radio
                                          Networks, Westwood One and Premiere Radio Networks Radio
                                          Unica sells this advertising time through its own
                                          national sales force.
------------------------------------------------------------------------------------------------------
National Spot..........................   Represents commercial air-time sold to a national
                                          advertiser within a specific local market. Most radio
                                          stations and station groups sell this time through third
                                          party independent representatives. Radio Unica sells
                                          this advertising time through its own national sales
                                          force.
------------------------------------------------------------------------------------------------------
Local Spot.............................   Represents commercial air-time sold to an in-market
                                          advertiser or advertising agency Local advertisers
                                          consist primarily of local merchants and service
                                          providers Radio Unica sells this time through its
                                          station's local sales staff.
------------------------------------------------------------------------------------------------------

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

RADIO UNICA NETWORK

      Radio Unica's 17 owned and/or operated AM stations in 15 markets and affiliate stations comprise a network that reaches approximately 80% of the Hispanic population. We are the only national spanish-language AM radio network available to advertisers targeting the fast growing Hispanic market. Radio Unica's network is differentiated from other Spanish-language radio broadcasters by its ability to deliver uniform programming to the national Hispanic audience over a 24 hour period. We believe that advertisers prefer this delivery as it allows them to reach a national audience in a consistent and controlled manner. With one contract, advertisers can reach a large portion of the Hispanic population at a cost lower than if they had to purchase advertising separately in each market. Radio Unica offers advertisers the opportunity to associate their advertising message with a particular national program that will consistently be aired at a specific time. No other Spanish-language radio broadcasters have this capability on a national level.

      ADVANTAGES TO RADIO UNICA. Although our owned and/or operated stations reach markets where approximately 68% of Hispanics reside, through our affiliates we are able to increase our reach to approximately 80%. Our affiliates have allowed us to cost-effectively expand our reach and appeal to advertisers. Affiliates allow us to enter a market without the capital expenditures that would be required in buying or building a station. Many of our affiliates have branded themselves as Radio Unica stations which helps build brand awareness and listener loyalty. Additionally, the network enables us to share the cost of programming over our owned and operated stations. We believe that this sharing of expenses allows us to invest a larger amount in programming compared to our competitors.

      ADVANTAGES TO AFFILIATES. Affiliate stations benefit by gaining access to Radio Unica's high-impact programming, including programs hosted by some of the most popular Hispanic personalities and live sporting events, which would be prohibitively expensive to create or purchase on their own. In addition, affiliates benefit from our national advertising campaigns and promotional materials and access to our sales, marketing and operating expertise.

RADIO STATIONS

      The following table sets forth certain information concerning the stations owned and/or operated by the Company and their respective markets:


                                                                             Hispanic         Hispanic
 Rank by                                                 Population in      Population       Population
 Hispanic       Market                    Company-owned    Market           as of % of       as of % of
Population   Served/Station                   or LMA     in thousands)     Total Market    U.S. Hispanics
----------  -----------------             -----------    -------------     ------------    --------------
    1       Los Angeles
               KBLA (AM)                     Owned          6,928               40.6%       20.4%
    2       New York
               WWRU (AM)                     Owned          3,776               18.5%       11.1%
               WJDM (AM)                     Owned
    3       Miami
               WNMA (AM)                     Owned          1,522               38.8%        4.5%
               WAFN (AM)                     Owned
    4       San Francisco/San Jose
               KIQI (AM)                     Owned          1,424               20.1%        4.2%
    5       Chicago
               WNTD (AM)                     Owned          1,354               14.2%        4.0%
    6       Houston
               KXYZ (AM)                     Owned          1,312               25.3%        3.9%
    7       San Antonio
               KZDC (AM)                     Owned          1,167               55.0%        3.5%
    8       Dallas/Ft. Worth
                KAHZ (AM)                    Owned           928                15.7%        2.7%
    9       McAllen/Brownsville
                KVJY (AM)                    Owned           874                89.5%        2.6%
   10       San Diego
                KURS (AM)                 LMA/Option         803                27.3%        2.4%
   11       Phoenix
                 KIDR (AM)                   Owned           783                20.4%        2.3%
   12       Fresno
                 KWRU (AM)                   Owned           737                44.3%        2.2%
   15       Sacramento
                  KATD (AM)                  Owned           678                19.8%        2.0%
   16       Denver
                KCUV (AM)                    Owned           447                13.4%        1.3%
   20       Tucson
                 KQTL (AM)                   Owned           346                32.5%        1.0%
                                                          ----------                     -----------
            Totals                                          23,079                          68.1%
                                                          ==========                     ===========


OWNED STATIONS

      LOS ANGELES. Radio Unica's radio station KBLA(AM), broadcasting on 1580 kHz, serves the Los Angeles market, which has a population of approximately 17.1 million, of which approximately 6.9 million or 40.6% are Hispanic. In July 1998, Radio Unica acquired substantially all of the assets used in the operation of KBLA for a purchase price of approximately $21 million. The purchase of KBLA was financed primarily through the proceeds from our senior discount notes. KBLA is licensed at 50,000 watts during the daytime. KBLA's transmitter site is located in Los Angeles and enables this station to reach substantially all of the Los Angeles market.

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

      In connection with the acquisition of WWRU, Radio Unica also acquired substantially all the assets used in the operation of WJDM(AM), broadcasting on 1530 kHz. WJDM is licensed at 1,000 watts during the daytime. Broadcast time on this station has been sold to a third party through May 30, 2001. WJDM's transmitter is located in Elizabeth, New Jersey. The Company currently operates WWRU pursuant to special temporary authority ("STA") pending the submission by the Company of an application for license to cover its outstanding construction permit. The FCC first granted the STA on April 28, 1995 for a period of six months and has granted successive six months extensions. The Company on February 14, 2001 requested an extension to July 16, 2001 of the current STA which expired on February 16, 2001. The Company's permit to construct WWRU, which was modified in 1999 to authorize improvement of the station's nighttime operations, expires December 6, 2003. Upon completion of the new nighttime facilities of WWRU, the Company will file a license application with the Commission. The Company cannot predict when the FCC will grant the license application, once it is filed. Upon grant of the license, the FCC will indicate a date by which the Company must relinquish the license for WWRU or WJDM.

      MIAMI. Radio Unica's radio station WNMA(AM), broadcasting on 1210 kHz, serves the Miami market. This market has a population of approximately 3.9 million, of which approximately 1.5 million or 38.8% are Hispanic. In May 1998, Radio Unica acquired WNMA for approximately $9 million. The purchase of WNMA was financed primarily through the proceeds from the issuance of preferred stock as well as the issuance of notes payable to one of our stockholders, Warburg, Pincus Ventures. WNMA is licensed at 25,000 watts during the daytime. WNMA's transmitter site is located in Miami Springs, Florida and enables this station to reach substantially all of the Miami market. We expect to complete a signal upgrade in 2001 that will extend the signal beyond the Miami market to another county and increase our coverage of South Florida's Hispanic population by approximately 10%.

      In connection with the acquisition of WNMA, the Company acquired WAFN(AM), broadcasting on 1700 kHz. Broadcast time on this station has been sold to a third party. Based on the terms of the license for WAFN, Radio Unica must relinquish the license of either WNMA or WAFN by May 13, 2003.

      SAN FRANCISCO/SAN JOSE. Radio Unica's station KIQI(AM), broadcasting on 1010 kHz, serves the San Francisco/San Jose market. This market has a population of approximately 7.1 million, of which approximately 1.4 million or 20.1% are Hispanic. In April 1998, Radio Unica acquired Oro Spanish Broadcasting, Inc., the parent of the licensee of KIQI, for approximately $12 million. The purchase of KIQI was financed primarily through the proceeds from the issuance of preferred stock, the issuance of notes payable to the former owners of KIQI and the issuance of notes payable to one of our stockholders, Warburg, Pincus Ventures. Prior to the acquisition, Oro Spanish Broadcasting, Inc. operated the station for approximately 17 years with a Spanish-language format. KIQI is licensed at 10,000 watts during the daytime. KIQI's transmitter is located in Oakland, California and enables this station to reach substantially all of the San Francisco/San Jose market during the day. We expect to be able to significantly upgrade the signal of this station by moving our Sacramento station to the northeast. We believe that this process will take 12 to 18 months.

      CHICAGO. Radio Unica's radio station WNTD(AM), broadcasting on 950 kHz, serves the Chicago market. This market has a population of approximately 9.5 million, of which approximately 1.4 million or 14.2% are Hispanic. In May 1999, Radio Unica acquired WNTD for approximately $16.8 million. The purchase of WNTD was financed through the proceeds from our senior discount notes as well as proceeds from borrowings under our revolving credit facility. WNTD is licensed at 1,000 watts during the daytime. WNTD's transmitter is located in Chicago, Illinois and enables this station to reach substantially all of the Chicago market.

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

      SAN ANTONIO. Radio Unica's station KZDC(AM), broadcasting on 1250 kHz, serves the San Antonio market. This market has a population of approximately 2.1 million, of which approximately 1.2 million or 55% are Hispanic. In June 2000, Radio Unica acquired KZDC from Lotus Texas Ltd for approximately $1.8 million. The purchase of KZDC was financed through the net proceeds from the initial public offering. Prior to the acquisition, Radio Unica operated the station under a local marketing agreement with Texas Lotus Ltd. KZDC is licensed at 5,000 watts during the daytime. KZDC's transmitter site is located in San Antonio, Texas and enables this station to reach substantially all of the San Antonio market.

      DALLAS/FORT WORTH. Radio Unica's station KAHZ(AM), broadcasting on 1360 kHz, serves the Dallas/Fort Worth market. This market has a population of approximately 5.9 million, of which approximately 928,000 or 15.7% are Hispanic. KAHZ is licensed at 5,000 watts during the daytime. KAHZ's transmitter is located in Fort Worth, Texas and enables this station to reach a significant portion of the Dallas/Forth Worth market. We have received Federal Communications Commission ("FCC") approval to upgrade the signal which will provide us with significantly improved market coverage. We expect to complete the upgrade in 12 months.

      McALLEN/BROWNSVILLE. Radio Unica's station KVJY(AM) broadcasting on 840 kHz, serves the McAllen market. This market has a population of approximately
1.0 million, of which approximately 874,000 or 89.5% are Hispanic. In June 2000, Radio Unica acquired KVJY from El Pistolon Investments, L.P. for approximately $2.5 million. The purchase of KVJY was financed through the net proceeds from the initial public offering. From February through May 2000, Radio Unica operated the station under a local marketing agreement with El Pistolon Investments, L.P. KVJY is licensed at 5,000 watts during the daytime. KVJY's transmitter is located in Edinburg, Texas and enables the station to reach substantially all of the McAllen/Brownsville market.

      PHOENIX. Radio Unica's station KIDR(AM), broadcasting on 740 kHz, serves the Phoenix market. This market has a population of approximately 3.8 million, of which approximately 783,000 or 20.4% are Hispanic. KIDR is licensed at 1,000 watts during the daytime. KIDR's transmitter is located in Phoenix, Arizona and enables this station to reach substantially all of the Phoenix market.

      FRESNO. Radio Unica's station KWRU(AM) broadcasting on 940 kHz, serves the Fresno market. This market has a population of approximately 1.7 million, of which approximately 737,000 or 44.3% are Hispanic. In June 2000, Radio Unica acquired KWRU from Harry Pappas for approximately $7.5 million. The purchase of KWRU was financed through the net proceeds from the initial public offering as well as through the issuance of shares of the Company's stock. From December 1999 through June 2000, Radio Unica operated the station under a local marketing agreement with Harry Pappas. KWRU is licensed at 50,000 watts during the daytime. KWRU's transmitter is located in Fresno, California and enables the station to reach substantially all of the Fresno market.

      SACRAMENTO. Radio Unica's station KATD(AM) broadcasting on 990 kHz, serves the Sacramento market. This market has a population of approximately 3.4 million, of which approximately 678,000 or 19.8% are Hispanic. In October 2000, Radio Unica acquired KATD from Peoples Radio, Inc. for approximately $5.0 million. The purchase of KATD was financed through the net proceeds from the initial public offering as well as through the issuance of shares of the Company's stock. KATD is licensed at 5,000 watts during the daytime. KATD's transmitter is located in Pittsburgh, California and enables the station to reach a significant portion of the Sacramento market. We are pursuing an upgrade to improve the signal of the station by moving the transmitter site closer to Sacramento.

      DENVER. Radio Unica's station KCUV(AM) broadcasting on 1150 kHz, serves the Denver market. This market has a population of approximately 3.3 million, of which approximately 447,000 or 13.4% are Hispanic. In January 2000, Radio Unica acquired KCUV from Den-Mex LLC for approximately $2.8 million. The purchase of KCUV was financed through the net proceeds from the initial public offering. During 1999, Radio Unica operated the station under a local marketing agreement with Den-Mex LLC. KCUV is licensed at 5,000 watts during the daytime. KCUV's transmitter is located in Englewood, Colorado and enables the station to reach substantially all of the Denver market. We are pursuing an upgrade to improve the signal of the station.

      TUCSON. Radio Unica's station KQTL(AM) broadcasting on 1210 kHz, serves the Tucson market. This market has a population of approximately 1.1 million, of which approximately 346,000 or 32.5% are Hispanic. In August 2000, Radio Unica acquired KQTL from Cima Broadcasting LLC for approximately $3.3 million. The purchase of KQTL was financed through the net proceeds from the initial public offering. From April through July 2000, Radio Unica operated the station under a local marketing agreement with Cima Broadcasting. KQTL is licensed at 10,000 watts during the daytime. KQTL's transmitter is located in Sahuarita, Arizona and enables the station to reach substantially all of the Tucson market.

LOCAL MARKETING AGREEMENTS (OPERATED STATIONS)

      SAN DIEGO. The Company operates station KURS(AM), broadcasting on 1040 kHz, in San Diego pursuant to a Local Marketing Agreement ("LMA") with Quetzel Bilingual Comm., Inc. Pursuant to this LMA, the Company operates, and supplies all programming for, this station. The term of this LMA is through December 31, 2001 with an option for a one-year extension. The Company's annual LMA payment is $744,000. The Company has an option to purchase the assets of KURS. The option is exercisable at periodic intervals from September 1, 2000 through December 31, 2002. KURS is licensed at 390 watts during the daytime. KURS' transmitter site is located in Cutler, California and enables this station to reach substantially all of the San Diego market.

AFFILIATE STATIONS

      Radio Unica has several affiliate radio stations. Under our arrangements with these stations, they are generally required to carry a minimum of eight hours per day of our network programming. Currently, our affiliates are substantially exceeding this minimum, broadcasting an average of 13 hours of our programming each weekday. Our arrangements typically provide that our programming will include a certain number of minutes per hour of network advertising to be sold by us. We do not pass along any of our network advertising revenue or pay cash compensation to our affiliates. We also provide our affiliates with marketing, sales and promotional support. The terms of these arrangements are generally one to two years, but may be terminated earlier for certain reasons. Some of these arrangements give us a right of first refusal to buy the station if the station owner offers to sell it.

COMPETITION

      Radio broadcasting is a highly competitive business. The financial success of each of our radio stations depends, to a significant degree, upon our audience ratings, our share of the overall radio advertising revenue within each geographic market and the economic health of the market. In addition, our advertising revenue depends upon the desire of marketers to reach our audience demographic. Our radio stations compete for audience share and advertising revenue directly with other FM and AM radio stations and with other media within their respective markets, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising, and direct mail advertising. Some of these radio stations and networks also broadcast Spanish-language talk radio. Our primary competitors are Univision, Telemundo, Hispanic Broadcasting Corporation Entravision and Spanish Broadcasting System. Many of these entities are larger and have significantly greater resources than Radio Unica. Additionally, our Arbitron ratings for our stations are below the ratings of our competitors. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. The audience ratings and advertising revenue of our individual stations are subject to change and any adverse change in a particular market could have a material adverse effect on our operations. There is no ranking of Spanish-language radio networks.

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

      LICENSE GRANTS AND RENEWALS. The Communications Act provides that a broadcast license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to limitations referred to below. In deciding whether to grant a license, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee. Broadcast licenses are granted for specific periods of time and, upon application, are renewable for additional periods of time. The Telecommunications Act amended the Communications Act to provide that broadcast licenses be granted, and thereafter renewed, for successive terms of up to eight years each, if the FCC finds that the public interest, convenience, and necessity would be served by the renewal .

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

      LICENSE ASSIGNMENTS AND TRANSFERS OF CONTROL. The Communications Act prohibits the assignment of an FCC license or the transfer of control of a corporation holding such a license without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and must satisfy requirements similar to those for renewal and new station applications, such as the various FCC rules limiting common ownership of media properties in a given market. Many transactions involving radio stations provide, as a waivable pre-condition to closing, that the FCC consent to the transaction has become a "Final Order."

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

      FCC cross-ownership rules also prohibit one party from having attributable interests in a radio station and a daily newspaper in the same market and restrict the number of radio and television stations a party may own in the same geographic area, although such limits may be waived by the FCC. The "radio television cross-ownership rule", permits common ownership of up to two television stations and up to six radio stations or one television station and seven radio stations in any market where at least 20 independently owned media voices remain in the market. A party is permitted to own up to two television stations and up to four radio stations in any market where at least 10 voices remain after the combination is effected and to own up to two television stations and one radio station regardless of the number of voices in the market. Media voices include other radio stations, television stations, daily newspapers and cable systems but do not include low power radio or low power television stations. The FCC is presently evaluating its radio/ newspaper cross-ownership rule. Radio Unica cannot predict whether the FCC will adopt any change in this rule.

      On December 6, 2000, the FCC adopted a Notice of Proposed Rulemaking seeking comment on whether and how to modify themethods used in counting radio stations for purposes of applying the multiple and cross-ownership rules. Under the current rule, the FCC defines a radio market based on overlapping signal contours. The FCC has requested comment on a number of alternative methods for defining a radio market, including but not limited to: relying on a commercially determined market definition service such as Arbitron; counting only those stations that overlap a certain percentage of the contour of one or more mutually overlapping stations; and counting only those stations whose contours overlap or intersect the overlap area of the principal city contours of the stations whose ownership is being merged. The FCC has not proposed to apply any counting methodology changes retroactively to existing ownership combinations. Radio Unica, however, cannot predict what, if any, methodology changes will be made by the FCC and cannot predict whether any such changes will affect Radio Unica's ability to acquire additional radio stations in the future.

      ATTRIBUTION RULES. All holders of attributable interests must comply with, or obtain waivers of, the FCC's multiple and cross-ownership rules. Under the current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 20% or more of such stock. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media entity. Since 1984, whenever a single shareholder holds a majority of the voting stock of a corporate licensee, the FCC has considered other shareholders of the licensee, unless they are also officers or directors of the licensee, exempt from attribution. Recently, the FCC repealed this single-majority-shareholder exception to the attribution of broadcast interests, but grandfathered minority shareholdings acquired before December 14, 2000.

      Holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of bona fide debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights to conversion to voting interests generally will not be attributed such an interest unless and until the conversion is effected.

      Under the "Equity/Debt Plus" attribution rule, however, if the holder of an otherwise non-attributable interest is either (1) a "major program supplier" or (2) a same-market media entity subject to the broadcast multiple ownership rules, its interest in a licensee or other media entity will be attributed if the total interest (aggregating both debt and equity) exceeds 33 percent of the total asset value of the licensee or media entity. A "major program supplier" is defined as any entity that provides more than 15 percent of a station's total weekly broadcast programming hours.

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

      The FCC will consider a radio station providing programming and sales on another local radio station pursuant to a local marketing agreement to have an attributable ownership interest in the other station for purposes of the FCC's radio multiple ownership rules. In particular, a radio station is not permitted to enter into a local marketing agreement giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules. Same-market local marketing agreements are also subject to the FCC's prohibition against common ownership of a radio station and a local daily newspaper.

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

      PROGRAMMING REQUIREMENTS. While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation. The FCC also has imposed equal employment opportunity rules on licensees. Under recently revised equal employment opportunity rules, broadcast licensees, such as Radio Unica were required to not discriminate in hiring practices, to file certain employment reports annually and at other times, to certify compliance with the rules, and to conduct "broad outreach" in their recruiting efforts by widely disseminating information regarding job openings. On January 16, 2001, the United States Court of Appeals for the D.C. Circuit found unconstitutional and vacated the revised equal employment opportunity rules that required licensees to conduct "broad outreach" in their recruitment efforts. On March 2, 2001, the FCC petitioned the D.C. Circuit for a partial rehearing. In the meantime, the FCC has suspended its equal employment opportunity outreach program rules. Broadcast licensees, such as Radio Unica, however, still must afford equal opportunity in employment to all qualified persons.

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

      LOW POWER RADIO BROADCAST SERVICE. On January 20, 2000, the FCC adopted rules creating a new, low power FM radio service. These rules became effective on April 17, 2000. This new radio service consists of two classes of low FM stations: one class with a maximum power of 100 watts that could reach an area with a radius of approximately three and a half miles; and another with a maximum power level of 10 watts that could reach an area with a radius of one to two miles. This new service will be exclusively noncommercial, and the stations will operate throughout the FM band. Existing licensees, like Radio Unica, are prohibited from owning or having a relationship with these new low power FM radio stations. In December 2000, the FCC announced the first group of noncommercial educational applicants that are eligible for new low power FM radio licenses. Pursuant to legislation enacted by the 106th Congress, these applicants currently are only eligible for licenses if the low power FM stations fully protect full service FM and FM translator stations authorized on third-adjacent channels. A bill recently introduced in the United States Senate, however, would require the FCC to license low power FM stations even if the stations violated third-adjacent channel protections. Under this proposed legislation, full service radio licensees that experience harmful interference from low power FM radio stations could complain to the FCC and seek damages. Implementation of this low power radio service will provide an additional audio programming service that could compete with Radio Unica's stations for listeners. In addition, if the proposed legislation were enacted, Radio Unica could experience interference from low power FM radio stations. Radio Unica cannot predict whether this recently introduced legislation will be enacted or what effect the low power FM service will have on its operations.

      PROPOSED REGULATORY CHANGES. The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly:

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

      - proposals to revise the FCC's equal employment opportunity rules in response to the recent action by the United States Court of Appeals for the D.C. Circuit and other matters relating to minority and female involvement in broadcasting;

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

      - changes in the FCC's multiple ownership, alien ownership and cross-ownership policies; and

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

EMPLOYEES

      As of December 31, 2000, the Company employed approximately 345 full-time employees. As of such date, none of the Company's employees were represented by unions. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

      The Company's corporate headquarters is located in Miami, Florida. The types of properties required to support each of the Company's owned and operated stations and stations operated under LMAs include land, office space, broadcasting studios and towers where broadcasting transmitters and antenna equipment are located. The Company leases space in the building housing its corporate headquarters under a lease expiring in 2004. The land, broadcasting studios and office space of the Company's owned and operated stations and of the stations operated by the Company under LMAs are located in leased facilities with lease terms expiring at various dates through December 2023.

      The Company owns the transmitter, building and equipment and, in certain markets, the building and land for each of its owned and operated stations. The transmitter sites for the Company's stations are material to the

Company's overall operations. Management believes that the Company's properties are in good condition and are suitable for its operations, however, the Company continually seeks opportunities to upgrade its properties.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently involved in any material litigation.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information regarding the directors and executive officers of the Company and certain key employees of Radio Unica Network, Inc.

             NAME                   AGE                POSITION
-------------------------------  ----------   ----------------------------
Joaquin F. Blaya                    55        Chairman of the Board and
                                                 Chief Executive Officer
Jose C. Cancela                     43        President and Director

Steven E. Dawson                    37        Chief  Financial Officer,
                                              Executive Vice President,
                                              Secretary and Director

Andrew C. Goldman                   53        Executive Vice President,
                                              Business Affairs and Director

Blaine R. Decker                    49        Executive Vice President,
                                              Network Sales

Omar Marchant                       65        Vice President,
                                              Programming of
                                              Radio Unica Network, Inc.

Adriana Grillet                     47        Vice President of
                                              Promotions, Affilliate
                                              Relations and Community
                                              Affairs of Radio Unica
                                              Network, Inc.

Roy Pressman                        47        Vice President,
                                              Engineering of
                                              Radio Unica Network, Inc.

Manuel  Borges                      32        Vice President of Finance

Leonard S. Coleman Jr.              52        Director

Richard Dillon                      67        Director

Sidney Lapidus                      63        Director

John D. Santoleri                   37        Director

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

BLAINE R. DECKER. Mr. Decker has served as the Company's Executive Vice President, Network Sales since October 1997. He was previously employed by KWHY-TV Los Angeles as General Sales Manager from November 1995 through October 1997. From February 1984 through February 1995, Mr. Decker was employed by Univision as Senior Vice President, Network Sales and in other management positions. Prior to joining Univision, Mr. Decker was employed by Arbitron Ratings Company as Vice President of Sales and Marketing from January 1980 through February 1984.

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

ADRIANA GRILLET. Ms. Grillet has served as Radio Unica Network, Inc's Vice President of Promotions, Affilliate Relations and Community Affairs since January 2001. From August 1997 through December 2000 Ms. Grillet served as Radio Unica Network, Inc.'s Vice President, Affiliate Relations. Ms. Grillet had previously served as Director of Affiliate Relations for Caracol (Latino Broadcasting Company) from April 1996 through July 1997 and CBS Americas from February 1992 through April 1996. From 1992 through 1996 Ms. Grillet also served as a program production consultant at WADO-NY and from 1988 through 1992 as Senior Program Producer.

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

MANUEL BORGES. Mr. Borges has served as Vice President of Finance since February 2000. From July 1998 through January 2000, Mr. Borges served as Director of Finance. From October 1992 through July 1998, Mr. Borges was employed at PriceWaterhouseCoopers LLP where he held several positions, the most recent being Manager in the Business Assurance practice. Mr. Borges is a Certified Public Accountant.

LEONARD S. COLEMAN JR. Mr. Coleman, a Director of the Company since November 18, 1999, has served as Senior Advisor of Major League Baseball since 1999. From 1994 to 1999, Mr. Coleman was president of the National League of Major League Baseball. He previously served in the New Jersey government cabinet as Commissioner of Energy and as Commissioner of the New Jersey Department of Community Affairs. Mr. Coleman also currently serves on the Board of Directors of the Omnicom Group, H.J. Heinz Company, Cendant Corporation, Owens Corning and New Jersey Resources. He is also a director of the Advisory Board of the Martin Luther King, Jr. Center for Non-Violent Social Change; The Metropolitan Opera; The Schumann Fund; the Children's Defense Fund and Seton Hall University. Mr. Coleman is also Chairman of the Jackie Robinson Foundation.

RICHARD DILLON. Mr. Dillon, a Director of the Company since November 18, 1999, has been a Chairman of Dillon, Allman & Partners, a marketing agency that specializes in the healthcare industry, since January 1999. Prior thereto, Mr. Dillon founded Mendoza Dillon, an advertising agency specializing in the U.S. Hispanic market in 1976, which he sold in 1988. Prior to establishing his company, Mr. Dillon was President of Johnson & Johnson, Mexico, and held senior marketing and management positions with General Foods in the U.S. and Mexico. He also served as President of Squibb Beechnut Life Savers, Canada.

SIDNEY LAPIDUS. Mr. Lapidus, a Director of the Company since September 1998, is a Managing Director and a member of Warburg, where he has been employed since 1967. Mr. Lapidus is also a director of Caribiner International, Inc., Grubb & Ellis Company, Information Holdings Inc., Journal Register Company, Lennar Corp. and several private companies.

JOHN D. SANTOLERI. Mr. Santoleri has been a Director of the Company since August 1997. Mr. Santoleri is a Managing Director and a member of Warburg, Pincus & Company LLC ("Warburg") where he has been employed since 1989. Warburg is the managing entity of Warburg, Pincus Ventures, L.P., the Company's controlling stockholder. Prior to joining Warburg, Pincus, he was a Vice President of The Harlan Company, a New York-based real estate consulting and investment banking boutique. Mr. Santoleri is a Director of Cephren, Inc., Radiowave.com, and Tradiant, Inc. He also serves on the board of directors of Children for Children Foundation and is a member of the stewardship committee of St. James' Church in Manhattan.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "UNCA". The following table sets forth (the period subsequent to the Company's IPO date of October 19, 1999) the high and low closing prices per share as reported by the Nasdaq National Market.

YEAR ENDED DECEMBER 31, 1999
                                      HIGH                 LOW
   Fourth Quarter                    $32.00              $22.94

YEAR ENDED DECEMBER 31, 2000
                                      HIGH                 LOW
   First Quarter                     $30.63              $ 9.88
   Second Quarter                     12.00                3.94
   Third Quarter                       8.06                3.88
   Fourth Quarter                      4.31                2.25

      As of March 22, 2001 there were approximately 23 stockholders of record. The Company believes it has more than 2,000 beneficial owners of its common stock.

DIVIDEND POLICY

      The Company has never paid or declared any cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. Future dividends, if any, will depend on, among other things, the Company's results of operations, capital requirements and on such other factors as the Board of Directors of the Company may, in its discretion, consider relevant. The Company's 11 3/4% Senior Discount Notes due 2006 and the revolving credit facility have covenants restricting among other things, the payment of dividends. For the year ended December 31, 2000, the Company did not declare nor pay any dividends.

INITIAL PUBLIC OFFERING

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

      From the effective date of the registration statement through December 31, 2000, the net proceeds from the offering have been used for the following purposes; none of which was paid to persons who were officers, directors, 10% stockholders or affiliates.

                                                                              (IN MILLIONS)
                                                                              -------------
   Repayments of amounts outstanding under the revolving credit facility        $  16.5
   Acquisition of radio stations                                                   16.4
   Other purposes, including deposits on time brokerage agreements and
      acquisition of radio broadcasting rights                                      5.0
   Capital expenditures                                                             5.1
   Working capital and other                                                       12.3
   Investment in unconsolidated companies                                           3.5
   Acquisition of Company stock held in treasury                                    1.3
   Temporary investments in cash and cash equivalents                              39.3
                                                                                -------
                                                                                $  99.4
                                                                                =======

ITEM 6.   SELECTED FINANCIAL DATA

      The selected financial data set forth below as of and for the years ended December 31, 2000, 1999, 1998 and 1997, and as of December 31, 1996 and for the end of the period from September 12, 1996 (inception) through December 31, 1996, have been derived from the consolidated financial statements of the Company, which were audited by Ernst & Young LLP, independent certified public accountants. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the notes thereto, appearing elsewhere in this annual report.


                                                                                                             FOR THE PERIOD FROM
                                                                    FOR THE YEAR ENDED                        SEPTEMBER 12, 1996
                                                                       DECEMBER 31,                          (INCEPTION) THROUGH
                                             --------------------------------------------------------------       DECEMBER 31,
                                                  2000            1999              1998           1997              1996
                                             -------------    ------------     -------------    -----------      ------------
STATEMENT OF OPERATIONS DATA:
Net revenue                                  $  30,095,711    $  16,217,180    $   8,218,043    $        --      $        --
Operating expenses
   Stock option compensation expense             3,162,976       19,591,106             --               --               --
   LMA termination fee                                --          2,000,000             --               --               --
   Other                                        45,494,822       36,032,810       28,196,739        1,802,816           40,000
                                             -------------    -------------    -------------    -------------    -------------
Loss from operations                           (18,562,087)     (41,406,736)     (19,978,696)      (1,802,816)         (40,000)
Interest expense, net                          (11,578,871)     (12,355,973)      (4,289,658)         (12,765)            --
Other                                           (2,985,917)         (20,719)         (14,867)            --               --
                                             -------------    -------------    -------------    -------------    -------------
Loss before income taxes                       (33,126,875)     (53,783,428)     (24,283,221)      (1,815,581)         (40,000)
Income tax (expense) benefit                       809,448         (311,989)       2,446,745             --               --
                                             -------------    -------------    -------------    -------------    -------------
Net loss                                       (32,317,427)     (54,095,417)     (21,836,476)      (1,815,581)         (40,000)
Accrued dividends on preferred stock                  --          3,149,389        2,850,608          119,490             --
                                             -------------    -------------    -------------    -------------    -------------
Net loss applicable to common shareholders   $ (32,317,427)   $ (57,244,806)   $ (24,687,084)   $  (1,935,071)         (40,000)
                                             =============    =============    =============    =============    =============

OTHER FINANCIAL DATA:
Depreciation and amortization                $   6,126,862    $   5,184,941    $   1,696,376    $        --      $        --
EBITDA (1)                                     (12,435,225)     (36,221,795)     (18,282,320)      (1,802,816)         (40,000)
Adiusted EBITDA (2)                             (9,272,249)     (14,630,689)     (18,282,320)      (1,802,816)         (40,000)


BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                    $  39,274,817    $  76,806,025    $  38,894,144    $   1,126,862    $       5,000
Working capital                                 47,735,901       80,555,141       52,867,136        1,047,193            5,000
Total assets                                   185,871,571      201,086,566      123,503,442        6,678,088            5,000
Long-term debt                                 132,227,425      118,190,542      105,779,128             --               --
Series A redeemable cumulative preferred
   stock                                              --               --         38,266,437        5,316,990             --
Stockholders' equity(deficit)                   48,782,234       76,951,974      (26,305,524)      (1,922,571)           5,000


(1) EBITDA is defined as loss from operations plus depreciation and amortization.

(2) Adiusted EBITDA is defined as loss from operations plus depreciation and amortization, stock option compensation expense and lma termination fee.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER  31, 1999

      NET REVENUE. Net revenue increased by approximately $13.9 million or 86% to approximately $30.1 million for the year ended December 31, 2000 from approximately $16.2 million for the year ended December 31, 1999. The increase in net revenue relates to an increase in the Company's customer base due to the continued growth of the Company's network and O&Os, and the increase in the number of O&Os.

      OPERATING EXPENSES. Operating expenses decreased by approximately $9.0 million or 16% to approximately $48.6 million for the year ended December 31, 2000 from approximately $57.6 million for the year ended December 31, 1999. The decrease in operating expenses is due to the non-cash stock option compensation expense charge of approximately $3.2 million in 2000 as compared to approximately $19.6 million in 1999 and the one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM in 1999. These decreases were offset in part by increased costs of network programming of approximately $0.8 million, increased depreciation and amortization relating to the increase in the number of O&Os of approximately $0.9 million and cost increases associated with the increase in the number of O&Os.

      Direct operating expenses increased by approximately $3.1 million or 83% to approximately $6.8 million for the year ended December 31, 2000 from approximately $3.7 million for the year ended December 31, 1999. The increase in direct operating expenses is primarily due to the increase in the number of O&Os.

      Selling, general and administrative expenses increased by approximately $3.6 million or 31% to approximately $15.4 million for the year ended December 31, 2000 from approximately $11.8 million for the year ended December 31, 1999. The increase in selling, general and administrative expenses primarily relates to the variable costs associated with the increase in sales as well as the increase in the number of O&Os.

      Network expenses increased by approximately $0.8 million or 6% to approximately $13.0 million for the year ended December 31, 2000 from approximately $12.2 million for the year ended December 31, 1999. The increase in network expenses is mainly due to the increase in cost of network programming.

      Corporate expenses increased by approximately $1.0 million or 32% to approximately $4.0 million for the year ended December 31, 2000 from approximately $3.0 million for the year ended December 31, 1999. The increase in corporate expenses is mainly due to increased costs for personnel, professional and other costs associated with the growth of the Company.

      Depreciation and amortization increased by approximately $0.9 million or 18% to approximately $6.1 million for the year ended December 31, 2000 from approximately $5.2 million for the year ended December 31, 1999. The increase in depreciation and amortization is due to additions of fixed and intangible assets arising from the acquisition of new O&Os as well as the addition of fixed assets relating to the buildout of existing O&Os.

      Stock option compensation expense decreased by approximately $16.4 million or 84% to approximately $3.2 million for the year ended December 31, 2000 from approximately $19.6 million for the year ended December 31, 1999. Stock option compensation expense represents a non-cash charge relating to the vesting of variable options granted to employees of the Company, prior to October 19, 1999, to purchase approximately 1.3 million shares of common stock at exercise prices ranging from $0.03 to $1.72 per share. These stock options vested on October 19, 1999, upon the completion of the IPO.

      OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $2.2 million or 18% to approximately $(14.6) million for the year ended December 31, 2000 from approximately $(12.4) million for the year ended December 31, 1999. Other income (expense) for the year ended December 31, 2000 included interest income of approximately $3.6 million, interest expense of approximately $15.1 million and loss on an investment in an unconsolidated company of approximately $3.0 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $1.7 million in interest income and $14.1 million in interest expense during the year ended December 31, 1999.

      INCOME TAX BENEFIT (EXPENSE). The Company recorded an income tax benefit in 2000 of approximately $0.8 million as compared to an income tax expense of approximately $0.3 million for the year ended December 31, 1999. The benefit in 2000 results from the Company's ability to utilize a portion of its net operating tax loss carryfowards to offset existing deferred tax liabilities.

      NET LOSS. Net loss decreased by approximately $21.8 million or 40% to approximately $32.3 million for the year ended December 31, 2000 as compared to a net loss of approximately $54.1 million for the year ended December 31, 1999. The decrease in net loss is primarily the result of increased revenue, the decrease of approximately $16.4 million in non-cash stock option compensation and the one-time payment of $2.0 million made during 1999 to terminate the LMA agreement for Los Angeles radio station KVCA-AM.

      EBITDA. EBITDA, less the non-cash charge relating to the stock option compensation expense of approximately $3.2 million and $19.6 million during December 31, 2000 and 1999, respectively and the one-time payment of $2.0 million, during 1999, to terminate the LMA agreement for Los Angeles radio station KVCA-AM, increased by approximately $5.4 million or 37% to approximately $(9.2) million for the year ended December 31, 2000 as compared to approximately $(14.6) million for the year ended December 31, 1999. EBITDA increased by approximately $23.8 million or 66% to approximately $(12.4) million for the year ended December 31, 2000 as compared to approximately $(36.2) million for the comparable period in the prior year. The increase in EBITDA is mainly the result of the increase in revenue, the decrease in stock option compensation expense in 2000 and other charge occurring during 1999 as mentioned above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER  31, 1998

      NET REVENUE. Net revenue increased by approximately $8.0 million or 97% to approximately $16.2 million for the year ended December 31, 1999 from approximately $8.2 million for the year ended December 31, 1998. The increase in net revenue relates to an increase in the Company's customer base due to the strengthening of the Company's network and O&Os and the increase in the number of O&Os.

      OPERATING EXPENSES. Operating expenses increased by approximately $29.4 million or 104% to approximately $57.6 million for the year ended December 31, 1999 from approximately $28.2 million for the year ended December 31, 1998. The increase in operating expenses is due to a one-time non-cash stock option compensation expense charge of approximately $19.6 million, a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM, increased depreciation and amortization relating to the increase in the number of O&Os of approximately $3.5 million as well as increased costs associated with the increase in the number of O&Os.

      Direct operating expenses increased by approximately $1.9 million or 102% to approximately $3.7 million for the year ended December 31, 1999 from approximately $1.8 million for the year ended December 31, 1998. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased promotion spending for new O&Os.

      Selling, general and administrative expenses increased by approximately $1.7 million or 18% to approximately $11.8 million for the year ended December 31, 1999 from approximately $10.1 million for the year ended December 31, 1998. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os.

      Network expenses increased by approximately $0.4 million or 3% to approximately $12.2 million for the year ended December 31, 1999 from approximately $11.8 million for the year ended December 31, 1998. The increase in network expenses is mainly due to the increase in cost of network programming as well as increased network advertising.

      Corporate expenses increased by approximately $0.3 million or 10% to approximately $3.1 million for the year ended December 31, 1999 from approximately $2.8 million for the year ended December 31, 1998. The increase in corporate expenses is mainly due to increased costs of executive management, legal and professional fees and other costs.

      Depreciation and amortization increased by approximately $3.5 million or 206% to approximately $5.2 million for the year ended December 31, 1999 from approximately $1.7 million for the year ended December 31, 1998. The increase in depreciation and amortization is due to additions of fixed and intangible assets arising from the acquisition of new O&Os.

      Stock option compensation expense relates to a non-cash charge of approximately $19.6 million relating to the vesting of variable options granted to employees of the Company to purchase approximately 1.3 million shares of common stock at exercise prices ranging from $0.03 to $1.72 per share. These stock options vested on October 19, 1999, upon the completion of the IPO.

      OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $(8.1) million or 188% to approximately $(12.4) million for the year ended December 31, 1999 from approximately $(4.3) million for the year ended December 31, 1998. Other income (expense) for the year ended December 31, 1999 included interest income of approximately $1.7 million, and interest expense of approximately $14.1 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $1.7 million in interest income and $6.0 million in interest expense during the year ended December 31, 1998.

      INCOME TAX EXPENSE. The Company recorded an income tax expense in 1999 of approximately $0.3 million as compared to an income tax benefit of approximately $2.4 million for the year ended December 31, 1998. The expense results from the Company only being able to utilize a portion of its net operating tax loss carryfowards in the future to offset existing deferred tax liabilities.

      NET LOSS. Net loss increased by approximately $32.3 million or 148% to approximately $54.1 million for the year ended December 31, 1999 as compared to a loss of approximately $21.8 million for the year ended December 31, 1998. The increase in net loss is mainly the result of the one-time non-cash stock option compensation expense charge of approximately $19.6 million, a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM, the increase in the operating costs and depreciation and amortization resulting from the increase in the number of O&Os, and the increase in interest expense resulting from the Senior Discount Notes and borrowing under the revolving credit facility.

      EBITDA. EBITDA, less the non-cash charge relating to the stock option compensation expense of approximately $19.6 million and the one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM increased by approximately $3.7 million or 20% to approximately $(14.6) million for the year ended December 31, 1999 as compared to approximately $(18.3) million for the year ended December 31, 1998. EBITDA decreased by approximately $17.9 million or 98% to approximately $(36.2) million for the year ended December 31, 1999 as compared to approximately $(18.3) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the non-cash charge relating to the stock option compensation expense and the one-time charge mentioned above as well as increased costs associated with the operation of the Company's O&Os.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the proceeds from the initial public offering, the issuance of the 11 3/4 % Senior Discount Notes due August 1, 2006 and the issuance of promissory notes, common stock and preferred stock to the Company's stockholders.

      The Company's primary sources of liquidity are the remaining proceeds from the initial public offering (see Note 1 to the financial statements).

      The Company is currently restructuring certain of its revolving credit facility financial covenants. Until these covenants are revised, the Company will have no additional borrowing capacity under the revolving credit facility.

      Net cash used in operating activities decreased by approximately $6.5 million to approximately $12.7 million for the year ended December 31, 2000 as compared to approximately $19.2 million for the year ended December 31, 1999. Net cash used in investing activities was approximately $23.2 million and $40.7 million for the years ended December 31, 2000 and 1999, respectively. The decrease of $17.5 million from 2000 to 1999 is primarily due to the cost of station acquisitions that took place during 2000 as compared to 1999. Net cash (used in) provided by financing activities was $(1.7) million and $97.8 million for the years ended December 31, 2000 and 1999, respectively. Cash used in financing activities for the year ended December 31, 2000 primarily relates to the acquisition of treasury stock. Cash provided by financing activities for the year ended December 31, 1999 included the proceeds from the Company's initial public offering.

      Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $3.6 million and $3.8 million for the years ended December 31, 2000 and 1999, respectively.

      The Company believes that its current cash position and the remaining proceeds from the initial public offering, will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until its business strategy provides the Company with sufficient operating cash flow. There can be no assurance that such business strategy will be successfully implemented or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of the Company's common stock and Senior Discount Notes, and the Company's ability to pay the principal of and interest on the Senior Discount Notes.

      The known impact on future operating results related to the Senior Discount Notes will be annual interest expense through August 1, 2006 as follows:

                             YEAR ENDED DECEMBER 31,
                                  (IN MILLIONS)
                                  -------------
                2001........    $ 16.0   2004.......... $ 18.6
                2002........      17.9   2005..........   18.6
                2003........      18.6   2006..........   10.8


      Expected interest payments under the terms of the Senior Discount Notes are as follows:

                             YEAR ENDED DECEMBER 31,
                           ---------------------------
                                       (IN MILLIONS)
                                     ----------------
                           2003....  $       18.6
                           2004....          18.6
                           2005....          18.6
                           2006....          10.8

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, was adopted by the Company as of January 1, 2001 and did not have a significant impact on our consolidated financial statements.

      In November 1999, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 99-17, "Accounting for Advertising Barter Transactions", which provides guidance on barter transactions that involve nonmonetary exchanges of advertising. EITF 99-17 requires an entity to account for barter advertising revenues and expenses at the determinable fair value of the advertising surrendered or received in the exchange, or at book value if the fair value cannot be determined within reasonable limits. The adoption of EITF 99-17 did not have a significant impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States of America. We may borrow up to $20 million under our revolving credit facility (see Liquidity and Capital Resources). Amounts outstanding under the revolving credit facility bear interest, at the Company's option, at the bank's prime rate plus 1.25% or LIBOR plus 2.50%. At December 31, 2000 there were no amounts outstanding under the revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page
                                                                  Number
                                                                 -------

Report of Independent Certified Public Accountants                 31

Consolidated Balance Sheets as of December 31, 2000 and 1999       32

Consolidated  Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998                                   33

Consolidated Statements of Changes in Series A Redeemable
Cumulative Preferred Stock and Stockholders' Equity (Deficit)
For the Years Ended December 31, 2000, 1999 and 1998               34

Consolidated  Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998                                   35

Notes to Consolidated Financial Statements                         36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Radio Unica Communications Corp.

      We have audited the accompanying consolidated balance sheets of Radio Unica Communications Corp. (formerly Radio Unica Holdings Corp.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in Series A redeemable cumulative preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index of Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio Unica Communications Corp. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                              /s/ Ernst & Young LLP

Miami, Florida
February 23, 2001

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31,
                                                                    -------------------------------
Current assets:                                                          2000              1999
---------------------------------------------------------------------------------------------------
 Cash and cash equivalents                                           $  39,274,817    $  76,806,025
 Restricted cash                                                              --            305,000
 Accounts receivable, net of allowance for doubtful accounts of
   $824,261 and $255,242 at December 31, 2000 and 1999, respectively     8,120,255        5,145,345
 Prepaid expenses and other current assets                               4,102,427        2,504,909
                                                                     -------------    -------------
Total current assets                                                    51,497,499       84,761,279

 Property and equipment, net                                            22,369,517       17,434,918
 Broadcast licenses, net of accumulated amortization of $6,685,734
 and $3,463,192 at December 31, 2000 and 1999, respectively            101,969,501       84,665,873
 Other intangible assets, net                                            7,711,404        9,093,528
 Other assets                                                            2,323,650        5,130,968
                                                                     -------------    -------------
                                                                     $ 185,871,571    $ 201,086,566
                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                                    $     946,267    $   1,877,162
 Accrued expenses                                                        2,508,674        2,112,909
 Deferred revenue                                                          262,440             --
 Current portion of notes payable                                           44,217          216,067
                                                                     -------------    -------------
Total current liabilities                                                3,761,598        4,206,138


Other liabilities                                                          165,000          165,000
Notes payable                                                               45,707           76,911
Deferred taxes                                                           1,144,531        1,953,979
Senior discount notes                                                  131,972,501      117,732,564

Commitments and contingencies

Stockholders' equity
Preferred stock; $.O1 par value; 5,000,000 shares authorized;
 no shares issued or outstanding                                              --               --
 Common stock; $.01 par value; 40,000,000 shares authorized;
   21,290,402 and 20,942,837 shares issued and outstanding at
   December 31, 2000 and 1999, respectively                                212,904          209,428
 Additional paid-in capital                                            161,421,490      158,795,542
 Treasury stock at cost, 478,800 and 0 shares at December 31, 2000
   and 1999, respectively                                               (1,315,644)            --
 Stockholder notes receivable                                             (329,069)            --
 Deferred compensation expense                                          (1,102,546)      (4,265,522)
 Accumulated deficit                                                  (110,104,901)     (77,787,474)
                                                                     -------------    -------------
Total stockholders' equity                                              48,782,234       76,951,974
                                                                     -------------    -------------
                                                                       185,871,571    $ 201,086,566
                                                                     =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                                  2000            1999             1998
-------------------------------------------------------------------------------------------------------------
Net revenue                                                   $ 30,095,711   $ 16,217,180    $  8,218,043
Operating expenses:
  Direct operating                                               6,858,971      3,747,894       1,852,832
  Selling, general and administrative                           15,487,676     11,839,845      10,064,219
  Network                                                       12,993,178     12,213,570      11,812,105
  Corporate                                                      4,028,135      3,046,560       2,771,207
  Depreciation and amortization                                  6,126,862      5,184,941       1,696,376
  LMA termination fee                                                 --        2,000,000            --
  Stock option compensation                                      3,162,976     19,591,106            --
                                                              ------------   ------------    ------------
                                                                48,657,798     57,623,916      28,196,739
                                                              ------------   ------------    ------------
Loss from operations                                           (18,562,087)   (41,406,736)    (19,978,696)
Other income (expense):
  Interest expense                                             (15,146,458)   (14,053,053)     (6,038,483)
  Interest income                                                3,567,587      1,697,080       1,748,825
  Equity in loss of equity investee                                   --             --           (14,867)
  Other, net                                                    (2,985,917)       (20,719)           --
                                                              ------------   ------------    ------------
                                                               (14,564,788)   (12,376,692)     (4,304,525)
                                                              ------------   ------------    ------------
Loss before income taxes                                       (33,126,875)   (53,783,428)    (24,283,221)
Income tax benefit (expense)                                       809,448       (311,989)      2,446,745
                                                              ------------   ------------    ------------
Net loss                                                       (32,317,427)   (54,095,417)    (21,836,476)
Accrued dividends on Series A redeemable
  cumulative preferred stock                                          --        3,149,389       2,850,608
                                                              ------------   ------------    ------------
Net loss applicable to common stockholders                    $(32,317,427)  $(57,244,806)   $(24,687,084)
                                                              ============   ============    ============
Net loss per common share applicable to
  common stockholders - basic and diluted                     $      (1.53)  $      (4.37)   $      (2.86)
                                                              ============   ============    ============
Weighted average common shares
  outstanding - basic and diluted                               21,130,551     13,090,048       8,636,882
                                                              ============   ============    ============


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                        SERIES A
                                                       REDEEMABLE
                                                       CUMULATIVE                                         ADDITIONAL
                                                     PREFERRED STOCK               COMMON STOCK            PAID-IN
                                             ----------------------------  ----------------------------    CAPITAL
                                                 SHARES        AMOUNT          SHARES        AMOUNT      (DEFICIENCY)
                                             -------------  -------------  -------------  -------------  -------------
Balance as of December 31, 1997                  51,975  $   5,316,990      1,627,500  $      16,275  $     (83,265)
Issuance of Series A
   redeemable cumulative
   preferred stock and common
   stock                                        148,500     14,850,000      4,650,000         46,500        103,500
Conversion of notes payable
   and promissory notes payable
   to stockholders to Series A
   redeemable cumulative preferred
   stock and common stock                       154,700     15,469,965      4,844,130         48,441        107,821
Redemption and cancellation of
   Series A redeemable cumulative
   preferred stock and common stock              (2,110)      (221,126)       (66,056)          (660)        (1,471)
Issuance of Series A redeemable
   cumulative preferred stock and
   common stock                                     495         49,500         15,500            155            345
Stockholder note receivable issued
   for Series A redeemable cumulative
   preferred stock and common stock                  --        (49,500)            --             --           (500)
Accrued dividends on Series A
   redeemable cumulative preferred stock             --      2,850,608             --             --     (2,850,608)
Net loss                                             --             --             --             --             --
                                          -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1998                    353,560     38,266,437     11,071,074        110,711     (2,724,178)
Issuance of Series A redeemable
   cumulative preferred stock and
   common stock                                     347         34,651         10,850            108            242
Accrued dividends on Series A redeemable
   cumulative preferred stock                        --      3,149,389             --             --     (3,149,389)
Repayment of stockholder note
   receivable issued for Series A
   redeemable cumulative preferred
   stock and common stock                            --         49,500             --             --            500
Issuance of common stock                             --             --         46,004            460          1,024
Net proceeds from issuance of
   common stock in a public offering,
   net of offering expenses of $9,991,113            --             --      6,840,000         68,400     99,380,487
Exchange of Series A redeemable
   cumulative preferred stock for
   common stock                                (353,907)   (41,499,977)     2,974,909         29,749     41,470,228
Stock option compensation expense                    --             --             --             --     19,591,106
Deferred compensation expense                        --             --             --             --      4,265,522
Stockholder note receivable issued
   for common stock                                  --             --             --             --        (40,000)
Net loss                                             --             --             --             --             --
                                          -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1999                         --             --     20,942,837        209,428    158,795,542
Issuance of common stock                             --             --        347,565          3,476      2,625,948
Stock option compensation expense                    --             --             --             --             --
Treasury stock purchased                             --             --             --             --             --
Stockholder notes receivable                         --             --             --             --             --
Net loss                                             --             --             --             --             --
                                          -------------  -------------  -------------  -------------  -------------
Balance at December 31, 2000                         --  $          --     21,290,402  $     212,904  $ 161,421,490
                                          =============  =============  =============  =============  =============


                                                    TREASURY STOCK          STOCKHOLDER     DEFERRED
                                             ----------------------------      NOTES       COMPENSATION   ACCUMULATED
                                                 SHARES         AMOUNT       RECEIVABLE      EXPENSE        DEFICIT        TOTAL
                                             -------------  -------------  -------------  -------------  -------------  -----------
Balance as of December 31, 1997                      --  $          --  $          --  $          --  $  (1,855,581) $  (1,922,571)
Issuance of Series A
   redeemable cumulative
   preferred stock and common
   stock                                             --             --             --             --             --        150,000
Conversion of notes payable
   and promissory notes payable
   to stockholders to Series A
   redeemable cumulative preferred
   stock and common stock                            --             --             --             --             --        156,262
Redemption and cance11ation of
   Series A redeemable cumulative
   preferred stock of and common stock               --             --             --             --             --         (2,131)
Issuance of Series A redeemable
   cumulative preferred stock and
   common stock                                      --             --             --             --             --            500
Stockholder note receivable issued
   for Series A redeemable cumulative
   preferred stock and common stock                  --             --             --             --             --           (500)
Accrued dividends in on Series A
   redeemable cumulative preferred stock             --             --             --             --             --     (2,850,608)
Net loss                                             --             --             --             --    (21,836,476)   (21,836,476)
                                          -------------  -------------  -------------  -------------  -------------  -------------
Balance at December 31, 1998                         --             --             --             --    (23,692,057)   (26,305,524)
Issuance of Series A redeemable
   cumulative preferred stock and
   common stock                                      --             --             --             --             --            350
Accrued dividends on Series A redeemable
   cumulative preferred stock                        --             --             --             --             --     (3,149,389)
Repayment of stockholder note
   receivable issued for Series A
   redeemable cumulative preferred
   stock and common stock                            --             --             --             --             --            500
Issuance of common stock                             --             --             --             --             --          1,484
Net proceeds from issuance of
   common stock in a public offering,
   net of offering expenses of $9,991,113            --             --             --             --             --     99,448,887
Exchange of Series A redeemable
   cumulative preferred stock for
   common stock                                      --             --             --             --             --     41,499,977
Stock option compensation expense                    --             --             --             --             --     19,591,106
Deferred compensation expense                        --             --             --     (4,265,522)            --             --
Stockholder note receivable issued
   for common stock                                  --             --             --             --             --        (40,000)
Net loss                                             --             --             --             --    (54,095,417)   (54,095,417)
                                          -------------  -------------  -------------  -------------  -------------  -------------
 Balance at December 31, 1999                        --             --             --     (4,265,522)   (77,787,474)    76,951,974
Issuance of common stock                             --             --             --             --             --      2,629,424
Stock option compensation expense                    --             --             --      3,162,976             --      3,162,976
Treasury stock purchased                       (478,800)    (1,315,644)            --             --             --     (1,315,644)
Stockholder notes receivable                         --             --       (329,069)            --             --       (329,069)
Net loss                                             --             --             --             --    (32,317,427)   (32,317,427)
                                          -------------  -------------  -------------  -------------  -------------  -------------
Balance at December 31, 2000                   (478,800)    (1,315,644) $    (329,069)    (1,102,546) $(110,104,901) $  48,782,234
                                          =============  =============  =============  =============  =============  =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------------
                                                                               2000               1999                1998
                                                                           -------------      -------------      -------------
OPERATING ACTIVITIES
Net loss                                                                   $ (32,317,427)     $ (54,095,417)     $ (21,836,476)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                               6,126,862          5,184,941          1,696,376
   Provision for bad debt                                                        569,019            139,211            116,031
   Equity in loss of equity investee                                                  --                 --             14,867
   Interest on notes payable paid with the issuance of preferred
    and common stock                                                                  --                 --            261,227
   Loss on invesment in an unconsolidated company                              3,008,000                 --                 --
   Accretion of interest on senior discount notes                             14,239,937         12,703,436          5,029,128
   Amortization of deferred financing costs                                      770,832            770,832            321,181
   Stock option compensation expense                                           3,162,976         19,591,106                 --
   Deferred income taxes                                                        (809,448)           311,989         (2,446,745)
   Amortization of deferred revenue                                             (822,350)                --                 --
   Other                                                                        (284,500)          (285,063)                --
   Change in assets and liabilities:
    Accounts receivable                                                       (3,543,929)        (4,210,897)        (1,252,384)
    Prepaid expenses and other current assets                                 (1,313,018)           457,915         (3,433,576)
    Radio broadcasting rights                                                         --                 --          1,650,000
    Other assets                                                                (352,588)          (339,765)          (299,558)
    Accounts payable                                                            (930,895)           955,098            551,046
    Accrued expenses                                                            (169,445)          (500,856)           324,743
    Radio broadcasting rights obligation                                              --                 --         (2,385,000)
    Deposit payable                                                                   --            165,000                 --
                                                                           -------------      -------------      -------------
Net cash used in operating activities                                        (12,665,974)       (19,152,470)       (21,689,140)
                                                                           -------------      -------------      -------------
INVESTING ACTIVITIES
Acquisition of property and equipment                                         (3,595,804)        (3,771,857)        (5,336,309)
Restricted cash-escrow account                                                   305,000         12,295,000        (12,600,000)
Repayment of advances to equity investee                                              --                 --          1,016,590
Deposit on acquisition of radio station                                               --         (4,500,000)                --
Acquisition of radio stations                                                (16,391,241)       (44,723,582)       (43,409,440)
Investment in unconsolidated companies                                        (3,512,900)                --                 --
Covenants not to compete                                                              --                 --           (276,743)
                                                                           -------------      -------------      -------------
Net cash used in investing activities                                        (23,194,945)       (40,700,439)       (60,605,902)
                                                                           -------------      -------------      -------------
FINANCING ACTIVITIES
Proceeds from issuance of senior discount notes, net                                  --                 --         95,535,581
Net proceeds from issuance of common stock                                       129,424         99,450,821                 --
Deferred financing costs                                                              --         (1,135,581)                --
Proceeds from issuance of Series A redeemable cumulative
   preferred stock and common stock                                                   --             44,550         15,000,000
Proceeds from issuance of notes payable to stockholders                               --                 --         21,795,000
Repayment on notes payable to stockholders                                            --                 --         (6,795,000)
Repayment on note payable issued in connection with
   the acquisition of KIQI-AM San Francisco                                     (155,000)          (595,000)        (5,250,000)
Redemption and cancellation of preferred stock and common stock                       --                 --           (223,257)
Acquisition of Company's common stock held in treasury                        (1,315,644)                --                 --
Stockholder note receivable                                                     (329,069)                --                 --
                                                                           -------------      -------------      -------------
Net cash (used in) provided by financing activities                           (1,670,289)        97,764,790        120,062,324
                                                                           -------------      -------------      -------------
Net (decrease) increase in cash and cash equivalents                         (37,531,208)        37,911,881         37,767,282
Cash and cash equivalents at beginning of year                                76,806,025         38,894,144          1,126,862
                                                                           -------------      -------------      -------------
Cash and cash equivalents at end of year                                   $  39,274,817      $  76,806,025      $  38,894,144
                                                                           =============      =============      =============
Supplemental disclosures of cash flow information:

   Investment in unconsolidated company in exchange for advertising        $   1,000,000      $          --      $          --
                                                                           =============      =============      =============
   Reclassification of other assets to broadcast license and property and equipment upon the consummation of the acquisitions of radio
    stations                                                               $   4,678,322      $          --      $          --
                                                                           =============      =============      =============
   Issuance of common stock for acquisition of radio stations              $   2,500,000      $          --      $          --
                                                                           =============      =============      =============
   Reclassification of prepaid expenses to broadcast licenses upon
    consummation of the acquisitions of radio stations                     $          --      $   2,500,000      $          --
                                                                           =============      =============      =============
   Note payable issued in connection with the acquisition of
    KIQI-AM San Francisco                                                  $          --      $          --      $   6,000,000
                                                                           =============      =============      =============
   Exchange of Series A redeemable cumulative preferred
    stock for common stock                                                 $          --      $  41,499,977      $          --
                                                                           =============      =============      =============
   Cash paid for interest                                                  $     215,614      $     478,600      $     413,712
                                                                           =============      =============      =============

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

      Radio Unica Communications Corp. (the "Company") (formerly Radio Unica Holdings Corp.), a Delaware Corporation, was incorporated on June 29, 1998, pursuant to which Corp was reorganized and became a wholly owned subsidiary of the Company (the "Reorganization"). In connection with the Reorganization, the holders of Corp's common stock and Series A redeemable cumulative preferred stock exchanged their shares for shares of the Company's common stock and Series A redeemable cumulative preferred stock bearing identical rights and preferences to Corp's then existing common stock and Series A cumulative redeemable preferred stock. The existing shares of Corp's common stock and Series A redeemable cumulative preferred stock were cancelled. Corp subsequently authorized and issued 100 shares par value $0.01 of common stock to the Company. The Reorganization was accounted for as a combination of entities under common control in a manner similar to a pooling. The Company was formed for the purpose of producing, broadcasting and distributing Spanish language radio programming in the United States. The Company launched its network on January 5, 1998 and began broadcasting programming to radio broadcast stations that it operates and to affiliated stations in the United States of America and abroad.

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

SHARE DIVIDEND

      Effective July 6, 1999, the Company changed its name from Radio Unica Holdings Corp. to Radio Unica Communications Corp. Also on that date, the Company's Board of Directors approved a share dividend of 370 common shares payable for each common share, subject to consummation of the Company's proposed IPO. Also on that date, the Company's Board of Directors approved an increase in the authorized common shares from 100,000 common shares to 40,000,000 common shares, and an increase in the authorized preferred shares from 450,000 preferred shares to 5,000,000 preferred shares. Effective September 16, 1999, the Company's Board of Directors rescinded the share dividend of 370 common shares payable for each common share. Also on that date, the Company's Board of Directors approved a share dividend of 310 common shares payable for each common share, subject to consummation of the Company's IPO. As a result, all references in the financial statements to number of shares and per share amounts have been restated to give retroactive recognition to such dividend.

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

                          Broadcast licenses     30 years
                          Goodwill               30 years
                          Other intangibles      1-5 years


      The Company evaluates periodically the propriety of the carrying amount of intangible assets as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted operating income before depreciation, amortization, nonrecurring charges and interest for the Company's radio stations and network over the remaining amortization periods of the related intangible assets. If such projections indicate that undiscounted operating income, as adjusted, is not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. At this time, the Company believes that no impairment of goodwill or other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

REVENUE RECOGNITION

      Revenue is derived primarily from the sale of commercial announcements to local, national and network advertisers. Revenue is recognized as commercials are broadcast.

ADVERTISING COSTS

      The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense as incurred and for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $2.5 million, $3.5 million and $3.6 million, respectively.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

BARTER TRANSACTIONS

      Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment and services. Barter transactions are recorded at the estimated fair value of the goods or services received or rendered, if rendered services are deemed to be a better indicator of fair value. Revenues from barter transactions are recognized as income when advertisements are broadcast. Expenses are recognized when goods or services are used. Barter amounts are not significant to the Company's consolidated financial statements.

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

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

      The Company accounts for the impairment of long-lived assets under the provisions of SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets". SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. If the carrying value of the assets will not be recoverable, as determined based on the undiscounted cash flows estimated, the carrying value of the assets are reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. The Company has not recorded any impairment losses.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The fair value of the long-term debt is based on quoted market prices. At December 31, 2000, the fair value of the Senior Discount Notes was approximately $103 million.

USE OF ESTIMATES

      The preparation of financial statements in accordance with accounting principles generally accepted I nthe United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

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

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

LOSS PER SHARE

      Basic loss per share is calculated using the weighted average common shares outstanding during the periods. Common equivalent shares from stock options, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. The Company did not include any stock options in the calculation of diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, since their inclusion would be antidilutive. For the years ended December 31, 2000, 1999 and 1998 there was no difference between the basic and diluted EPS calculations.

RECLASSIFICATION

      Certain amounts appearing in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

3. ACQUISITIONS

2000 ACQUISITIONS

      On October 18, 1999, the Company entered into an asset purchase agreement with Den-Mex LLC to acquire Denver radio station KCUV-AM for a cash purchase price of $2.7 million. On January 3, 2000, after receiving the consent of the Federal Communications Commission (the "FCC") to assign the broadcasting license, the Company completed the acquisition.

      On December 23, 1999, the Company entered into an asset purchase agreement with Harry Pappas to acquire Fresno radio station KWRU-AM for a purchase price of $7.5 million. The purchase price was comprised of approximately $5.5 million in cash and 76,555 shares of the Company's common stock valued at $2.0 million. On June 28, 2000, after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

      On February 11, 2000, the Company entered into an asset purchase agreement with El Pistolon Investments, L.P. to acquire McAllen radio station KVJY-AM for a cash purchase price of $2.5 million. On June 1, 2000, after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

      On April 12, 2000, the Company entered into an asset purchase agreement with Texas Lotus, Ltd. to acquire San Antonio radio station KZDC-AM for a cash purchase price of $1.8 million. The Company operated the station under a local marketing agreement, for a monthly fee of $62,500 from January 1998 through July 27, 2000, at which time the Company received the consent of the FCC to assign the broadcasting license, and completed the acquisition.

      On April 27, 2000, the Company entered into an asset purchase agreement with Cima Broadcasting, L.L.C. to acquire Tucson radio station KQTL-AM for a cash purchase price of approximately $3.3 million. On August 4, 2000, after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

      On June 8, 2000, the Company entered into an asset purchase agreement with Peoples Radio, Inc. to acquire Pittsburgh, California radio station KATD-AM for approximately $5.0 million. The purchase price was comprised of approximately $4.5 million cash and 87,500 shares of the Company's common stock valued at approximately $0.5 million. On October 18, 2000, after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITIONS, CONTINUED

1999 ACQUISITIONS

      On October 27, 1998, the Company entered into an asset purchase agreement with Children's Broadcasting Corporation to acquire certain assets of New York City area radio stations WWRU-AM and WJDM-AM, Dallas/Ft. Worth radio station KAHZ-AM and Phoenix radio station KIDR-AM for a purchase price of $29.25 million. In connection with this acquisition, the Company entered into a two-year non-compete agreement with the seller for $750,000. Other costs associated with the transaction were approximately $441,000. The Company operated these stations under a Time Brokerage Agreement (also known as local marketing agreements and referred to herein as "LMAs") for a monthly fee of $200,000 until the transaction closed. An advanced payment of $2.5 million was made to Children's Broadcasting Corporation with the execution of the LMA. On January 14, 1999, after receiving the consent of the FCC to assign the broadcasting licenses, the Company completed the acquisitions. The Company's permit to construct WWRU, which was modified in 1999 to authorize improvement of the station's nighttime operations, expires December 6, 2003. Upon completion of the new nighttime facilities of WWRU, the Company will file a license application with the Commission. The Company cannot predict when the FCC will grant the license application, once it is filed. Upon grant of the license, the FCC will indicate a date by which the Company must relinquish the license for WWRU or WJDM.

      On February 22, 1999, the Company entered into an asset purchase agreement with One-on-One to acquire certain assets of Chicago radio station WNTD-AM for a cash purchase price of approximately $16.7 million. Other costs associated with the transaction were approximately $60,000. On May 14, 1999, after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

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

      On February 20, 1998, the Company entered into a stock purchase agreement with Oro Spanish Broadcasting, Inc. to acquire San Francisco radio station KIQI-AM for $11.5 million. In connection with this acquisition, the Company entered into a five-year non-compete agreement with the seller for $500,000. On April 30, 1998, after receiving the consent of the FCC to transfer the broadcasting license, the Company completed the acquisition of all the common stock of Oro Spanish Broadcasting, Inc. The purchase price was comprised of a $6 million cash payment and a $6 million promissory note. The promissory note bore interest at 8% and is payable monthly. On July 2, 1998 the Company revised certain terms of and paid down $5.25 million against the promissory note. The Company operated the station under a LMA for a monthly fee of $58,000 from March 2, 1998 to April 30, 1998. Effective February 1999, the Company ceased interest payments on the note. The Company has offset certain costs and expenses related to the acquired entity against the balance due. In April 2000, the Company settled the remaining amounts due under the note for a payment of $155,000. The Company accounted for the acquisition as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of the underlying values.

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

      The pro forma results of operations of the Company for the year ended December 31, 1998 assuming the Oro Spanish Broadcasting, Inc. and Blaya, Inc. acquisitions had been consummated as of January 1, 1998 and assuming Blaya, Inc. had acquired 13 Radio as of January 1, 1998 are as follows:


                                                    FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                                           1998
        Net revenue                                   $    8,529,015
                                                      ==============
        Net loss applicable to common stockholders    $  (25,004,564)
                                                      ==============
        Net loss per common  share applicable to
        common stockholders - basic and diluted                (2.90)
                                                      ==============

      The acquisitions of the assets of WNMA-AM and WAFN-AM, Miami, KBLA-AM, Los Angeles, WWRU-AM and WJDM-AM, New York, KAHZ-AM, Dallas/Ft.Worth, KIDR-AM, Phoenix, WNTD-AM, Chicago, KCUV-AM, Denver, KVJY-AM, McAllen, KWRU-AM, Fresno, KZDC-AM, San Antonio, KQTL-AM, Tucson and KATD-AM, Pittsburgh were not the purchases of businesses, as the format and language of the stations were changed and the Company did not assume responsibility for any employees. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying values.

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

      The Old Notes were general senior unsecured obligations of Corp and ranked pari-passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of Corp and senior in right of payment to any subordinated indebtedness of Corp. The Old Notes were guaranteed on a senior unsecured basis, as to payment of principal, premium if any, and interest, by the Guarantors, which consist of Corp's Domestic Restricted Subsidiaries (as defined in the Indenture, dated July 27, 1998 between Corp, Wilmington Trust as trustee and the Guarantors named therein (the "Indenture")), on a full, unconditional, joint and several basis. The Old Notes were redeemable at any time and from time to time at the option of Corp, in whole or in part on or after August 1, 2002, plus accrued and unpaid interest thereon to the date of redemption.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. SENIOR DISCOUNT NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY, CONTINUED

SENIOR DISCOUNT NOTES, CONTINUED

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

      Corp has paid and pays certain fees in connection with the revolving credit facility, including a commitment fee of 0.50% per annum on the aggregate unused portion of the revolving credit facility. At December 31, 2000, there were no amounts outstanding under the revolving credit facility. However, the Company's borrowing capacity was reduced by $145,000 due to the issuance of a letter of credit by the Company.

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

      The Company is currently restructuring certain of its financial covenants with the bank. Until such time that these covenants are revised, the Company has no additional borrowing capacity under the revolving credit facility.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS

      On June 26, 2000 the Company acquired approximately 3% of a Spanish and Portugese language Sports portal (the "Venture") through the purchase of preferred stock, in exchange for $2.0 million in cash and $1.0 million in advertising on the Company's network. At December 31, 2000, the Company evaluated the carrying value of its investment in the Venture and noted that due to the financial condition of the Venture, there existed an impairment in the carrying value of its investment. Accordingly, at December 31, 2000, based on the information available, the Company wrote off the entire carrying value in its investment in the Venture. The loss on this investment is reflected in the accompanying statement of operations for the year ended December 31, 2000, as part of Other, net.

      On July 18, 2000, the Company acquired approximately 13% of Estrellamundo, LLC for $1.5 million in cash. As of February 9, 2001, Estrellamundo, LLC completed construction and commenced operations of its Latin-themed restaurant and club located within Disneyland in Anaheim, California. Certain officers of the Company are also investors in Estrellamundo, LLC.

      Subsequent to year end, the Company guaranteed a $3.5 million loan for Estrellamundo LLC. The loan was guaranteed through the issuance of a letter of credit and reduces the Company's borrowing capacity under the revolving credit facility. In exchange for this guarantee, the Company received an additional 10.5% equity interest in Estrellamundo LLC.

6. PROMISSORY NOTES PAYABLE

      On July 15 and July 24, 1997, the Company entered into promissory notes payable with several stockholders amounting to $365,000. On April 17, 1998 the Company converted $365,000 in notes payable to stockholders plus accrued interest of $22,323 into 3,835 shares of Series A redeemable cumulative preferred stock and 120,070 shares of common stock valued at $383,450 and $3,873, respectively.

      In April, May and June 1998, the Company entered into four promissory notes payable to Warburg Pincus Ventures ("WPV") in the aggregate amount of approximately $21.8 million. Such notes bore interest at 10% per annum and were due on demand. On June 30, 1998, the Company converted $15 million in promissory notes payable to WPV plus $238,904 in accrued interest into 150,865 shares of Series A redeemable cumulative preferred stock and 4,724,060 shares of common stock valued at $15,086,515 and $152,389, respectively. The Company paid the remaining $6.8 million on July 15, 1998.

7.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                               USEFUL LIVES             DECEMBER 31,
                                                  (YEARS)          2000          1999
                                               ------------     ---------     ---------
       Land                                          -         $ 4,029,554   $ 3,339,119
       Building                                      30          1,431,341     1,271,559
       Broadcast equipment                           7          15,194,934    10,719,737
       Leasehold improvements                        10          2,297,926     1,685,581
       Office equipment, computers & software       3-5          2,473,126     1,771,603
       Furniture & fixtures                          5           1,055,633       731,858
       Automobiles                                   5             351,927       223,841
                                                               -----------   -----------
                                                                26,834,441    19,743,298

       Less: Accumulated depreciation and amortization           4,464,924     2,308,380
                                                               -----------   -----------
                                                               $22,369,517   $17,434,918
                                                               ===========   ===========

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $2,156,544, $1,614,554 and $693,826, respectively.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  OTHER INTANGIBLE ASSETS

   Other intangible assets consist of the following:


                                        USEFUL LIVES        DECEMBER 31,
                                          (YEARS)       2000           1999
                                        ------------ -----------     -----------
  Goodwill                                    30     $ 4,088,735     $ 4,088,735
  Deferred financing costs                   4-8       5,600,000       5,600,000
  Covenants not to compete                   1-5       1,526,743       1,526,743
                                                     -----------     -----------
                                                      11,215,478      11,215,478
  Less: Accumulated amortization                       3,504,074       2,121,950
                                                     -----------     -----------
                                                     $ 7,711,404     $ 9,093,528
                                                     ===========     ===========

      Amortization expense for other intangible assets for the years ended December 31, 2000, 1999 and 1998 was $1,382,124, $1,550,994 and $570,956,
respectively. Amortization expense relating to the deferred financing costs of $770,832 for each of the years ended December 31, 2000 and 1999, respectively and $321,181 for the year ended December 31, 1998 was classified as interest expense.

9. INCOME TAXES

HISTORICAL

      The components of the income tax benefit (expense) are as follows:


                                           YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------
                                2000                1999                1998
                             -----------         -----------         -----------
  Deferred                   $   809,448         $  (311,989)        $ 2,446,745
                             -----------         -----------         -----------
                             $   809,448         $  (311,989)        $ 2,446,745
                             ===========         ===========         ===========

The differences between the federal statutory income tax and the effective income tax rate are summarized below:


                                                                 YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                           2000           1999            1998
                                                      ------------   -------------   -------------
  Tax benefit at federal statutory rate               $ 11,566,788   $  18,824,200  $   8,499,127
  State income tax benefit, net of federal benefit       1,515,715       1,739,268      1,239,329
  Permanent differences                                 (1,248,781)     (6,984,390)       (60,111)
  Other                                                   (135,208)         23,078         58,775
  Increase in valuation allowance                      (10,889,066)    (13,914,145)    (7,290,375)
                                                      ------------   -------------   -------------
                                                      $    809,448   $    (311,989)  $  2,446,745
                                                      ============   =============   =============

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. INCOME TAXES, CONTINUED

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:


                                                    YEAR ENDED
                                                   DECEMBER 31,
                                              ------------------------
                                                 2000         1999
                                              -----------   ----------
       Deferred tax assets:
       Net operating loss carryforwards       $39,306,356   $25,501,585
       Other                                      442,969       161,755
                                              -----------   -----------
                                               39,749,325    25,663,340
       Valuation allowance                    (32,644,449)  (21,755,383)
                                              -----------   -----------
       Total deferred tax assets                7,104,876     3,907,957

       Deferred tax liabilities:
       Depreciation and amortization           (8,215,362)   (5,835,113)
       Other                                      (34,045)      (26,823)
                                              -----------   -----------
                                               (8,249,407)   (5,861,936)
                                              -----------   -----------
       Total net deferred taxes               $(1,144,531)  $(1,953,979)
                                              ===========   ===========

      SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $32,644,449 valuation allowance at December 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance in 2000 is approximately $10,889,000. At December 31, 2000, the Company has available net operating loss carryforwards of approximately $97,920,000 of which approximately $94,923,000 expire in the years 2018 through 2020 and the remaining $2,997,000 expires in years 2007 through 2012.

10.  PREFERRED STOCK

      The Company has 5,000,000 authorized shares of Preferred Stock (the "Preferred Stock"), $.01 par value, of which no shares were issued and outstanding at December 31, 2000 and 1999.

      Prior to October 19, 1999, the Company had 5,000,000 authorized shares of redeemable, 10% cumulative, nonconvertible, voting, Series A Preferred Stock, $.01 par value. In connection with the IPO, all the outstanding shares of Series A redeemable cumulative preferred stock were exchanged for an aggregate of 2,974,909 shares of common stock. The total liquidation value of the Series A redeemable cumulative preferred stock on the date of the IPO was $41,499,977 which included accrued dividends of $6,119,487.

      On August 28, 1998, the Company, pursuant to a separation agreement between the Company and its former President and Chief Operating Officer, redeemed and cancelled 2,110 shares of Series A redeemable cumulative preferred stock and 66,030 shares of common stock of the Company in exchange for $223,257.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. STOCK OPTION PLAN

      On August 8, 1997, Corp adopted the 1997 Stock Option Plan (the Plan), which provides for the granting of incentive stock options to purchase shares of Corp's common stock to officers, directors and key employees responsible for the direction and management of Corp and to non-employee consultants and independent contractors. At December 31, 1997, Corp reserved 6,200,000 shares of its common stock for issuance under the Plan. The vesting period and the terms of the incentive stock options granted are established by a Committee of the Board of Directors (the Committee). The incentive stock options expire no later than ten years from the date of grant. Upon the adoption of the Plan, Corp granted options to its employees to purchase 2,387,000 shares of its common stock. Upon consummation of the Reorganization, the Plan was assumed by the Company and each option to purchase one share of Corp's common stock was converted into an option to purchase one share of the Company's common stock, exercisable upon the same terms and conditions as they were under Corp's stock option plan, and Corp's stock option plan was cancelled.

      In 1998, the Company granted options to its employees to purchase 2,844,870 shares of the Company's common stock. Of the 2,844,870 options granted, 678,280 vested immediately, 407,650 vest ratably over time and 635,500 vest upon the attainment of certain performance goals as determined by the Committee. Of the 635,500 options, 130,888 vested on December 31, 1998. The exercise price of the 678,280 options which vested immediately, the 407,650 options which vest ratably over time and the 130,888 options which vested on December 31, 1998 is $0.03 per share, which was determined by the Committee to be the fair market value at the date of grant, or, in the case of the 130,888 options, on the date they vested. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25. The remaining 1,123,440 options have an exercise price of $1.10 to $1.72 per share and vest upon (i) the sale of the Company or substantially all of its assets,
(ii) an IPO, or (iii) an issuance of capital stock of the Company that would result in WPV and/or its affiliates in the aggregate ceasing to control more common stock of the Company than any other single stockholder. Compensation expense for the 1,123,440 options is recognized to the extent that the market value of the shares exceeds the option price when vesting for these options becomes probable. Vesting for these options was not deemed probable as of December 31, 1998 and no compensation expense was recorded for these options as of December 31, 1998.

      During 1999, the Company granted options to its employees to purchase 1,914,667 shares of the Company's common stock. Of the 1,914,667 options granted, 1,821,357 vest ratably over time and 31,620 vest upon the attainment of certain performance goals as determined by the Committee. The exercise price of the 1,821,357 options which vest ratably over time range from $0.03 to $32.00 per share, which was determined by the Committee to be the fair market value at the date of grant. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25. The remaining 61,690 options have an exercise price of $1.10 to $1.72 per share and vest upon (i) the sale of the Company or substantially all of its assets, (ii) an IPO, or (iii) an issuance of capital stock of the Company that would result in WPV and/or its affiliates in the aggregate ceasing to control more common stock of the Company than any other single stockholder.

      During 1999, the 31,620 and 61,690 options granted in 1999 and the 635,500 and 1,123,400 options granted in 1998, which were variable options, were valued at the IPO of $16.00 per share. Compensation expense of approximately $19,591,000, representing the extent that the market value of the shares exceeded the option price, was charged to operations immediately and approximately $4.3 million will be charged to operations over the remaining vesting period. Approximately $3.2 million was charged to operations in 2000.

      During 2000, the Company granted options to its employees to purchase 528,600 shares of the Company's common stock. All the options granted during 2000 vest ratably over time. The exercise price of the 528,600 options range from $3.44 to $30.63 per share, the fair market value at the date of grant. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. STOCK OPTION PLAN, CONTINUED

      Changes to the plan for 2000, 1999 and 1998 are as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                                   2000                        1999                       1998
                                       -----------------------     -----------------------     ----------------------
                                                      WEIGHTED                     WEIGHTED                   WEIGHTED
                                                      AVERAGE                      AVERAGE                    AVERAGE
                                                      EXERCISE                     EXERCISE                   EXERCISE
                                         OPTION         PRICE        OPTION         PRICE        OPTION         PRICE
                                       -----------      ------     -----------      ------     -----------      -----

  Outstanding at beginning of year       4,634,525      $ 6.75       2,844,870      $ 0.58       2,387,000      $0.03
  Granted                                  528,600        7.35       1,914,667       15.61       2,844,870       0.58
  Exercised                               (183,510)       0.71         (46,004)       0.03              --         --
  Cancelled                               (265,254)      15.73         (79,008)       1.05      (2,387,000)      0.03
                                       -----------      ------     -----------      ------     -----------      -----
  Outstanding at end of year             4,714,361      $ 6.50       4,634,525      $ 6.75       2,844,870      $0.58
                                       ===========      ======     ===========      ======     ===========      =====
  Options exercisable at year-end        2,934,477      $ 2.70       2,529,246      $ 0.65         972,228      $0.03
                                       ===========      ======     ===========      ======     ===========      =====


The following table summarizes information about stock options outstanding at December 31, 2000:


     ------------------------------------------------  -----------------------
                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
     ------------------------------------------------  -----------------------
                                           WEIGHTED
                                           AVERAGE                  WEIGHTED
                                          REMAINING                  AVERAGE
     EXERCISE PRICE       NUMBER         CONTRACTUAL     NUMBER     EXERCISE
        RANGE          OUTSTANDING         LIFE        EXERCISABLE    PRICE
     --------------    -----------       -----------   -----------  ----------
     $0.03 - $1.72       2,626,884              5.45     2,538,132   $    0.60
     $3.44 - $5.88         372,100              9.51             -           -
     $9.88 - $11.50        126,400              9.20             -           -
     $16.00 - $25.75     1,576,977              8.80       393,945   $   16.02
     $26.00 - $32.00        12,000              8.89         2,400   $   29.11

      The weighted average per share fair values of options granted under the stock option plan during 2000, 1999 and 1998, based on the Black-Scholes option valuation model, were $6.56, $6.20 and $0.008, respectively. Had compensation expense for the stock option grants been determined based in the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's pro forma net loss would have increased for each year as indicated
BELOW:

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. STOCK OPTION PLAN, CONTINUED


                                                  YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------
                                      2000               1999                1998
                                   ----------        -------------       -------------
  Net loss applicable to common
    stockholders

    As reported                   $   (32,317,427)   $  (57,244,806)    $ (24,687,084)
                                  ================   ===============    ==============

    Pro forma                     $   (35,227,356)   $  (57,819,967)    $ (24,688,270)
                                  ================   ===============    ==============

  Net loss per share applicable
    to common stockholders

    As reported                   $         (1.53)   $        (4.37)    $        (2.86)
                                  ================   ===============    ==============

    Pro forma                     $         (1.67)   $        (4.42)    $        (2.86)
                                  ================   ===============    ==============

The following weighted average assumptions were used in the Black-Scholes model:


                                          DECEMBER 31,
                              -------------------------------------
                                 2000         1999         1998
                              ----------  -----------  ------------

       Expected life            5 years      5 years      5 years

       Interest rate             6.50%        6.50%        6.00%

       Volatility                310%         130%           -

       Dividend Yield              -            -            -


      The following weighted average assumptions were used in the Black-Scholes model:

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

12. COMMITMENTS

QUETZEL BILINGUAL COMM., INC., TIME BROKERAGE AGREEMENT

      On December 29, 1999, the Company entered into a LMA with Quetzel Bilingual Comm., Inc. to operate San Diego radio station KURS, effective January 1, 2000. The term of this LMA is through December 31, 2001 with an option for a one-year extension. The Company's annual LMA payment is $744,000. The Company has an option to purchase the assets of KURS. The option is exercisable at periodic intervals through December 31, 2002.

RADIO BROADCASTING RIGHTS

      The Company has entered into Radio Broadcasting Rights Agreements ("Rights Agreements") with Inter/Forever Sports, Inc. for several large soccer events including Copa America 2001 and 2003, Copa Oro 2000, 2002, 2004 and 2006 and elimination games for the 2002 World Cup (collectively the "Soccer Events"). The Rights Agreements grant the Company exclusive Spanish-language radio broadcast rights in the United States of America for the Soccer Events.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMMITMENTS, CONTINUED

RADIO BROADCASTING RIGHTS, CONTINUED

      At December 31, 2000, future minimum obligations under the Rights Agreements are as follows:

                   2001                $ 925,000
                   2002                1,050,000
                   2003                1,250,000
                   2004                  500,000
                   2005                  500,000
                   2006                  500,000
                                      -----------
                                      $4,725,000
                                      ===========

LEASES

      The Company leases office space, land, broadcasting studios and certain equipment under operating leases, which expire at various dates through December 2023. Certain leases contain renewal options and provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2000, future minimum lease payments under such leases are as follows:

                  2001                $1,280,000
                  2002                 1,217,000
                  2003                 1,096,000
                  2004                   984,000
                  2005                   722,000
                  Thereafter           3,077,000
                                      -----------
                                      $8,376,000
                                      ===========

      Total rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,450,000, $943,000, and $526,000, respectively.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                                         2000
                                                        -----------------------------------------------------------------------
                                                           MARCH 31,           JUNE 30,       SEPTEMBER 30,       DECEMBER 31
                                                        ---------------      ------------    ---------------     --------------

   Net revenues                                          $  6,217,703        $  7,745,933      $  8,677,436       $  7,454,639
   Net loss                                                (8,944,221)         (6,755,320)       (6,486,810)       (10,131,076)
   Net loss applicable to common shareholders              (8,944,221)         (6,755,320)       (6,486,810)       (10,131,076)
   Net loss per common share -basic and diluted          $      (0.43)       $      (0.32)     $      (0.31)      $      (0.48)

                                                                                         2000
                                                        -----------------------------------------------------------------------
                                                           MARCH 31,           JUNE 30,       SEPTEMBER 30,       DECEMBER 31
                                                        ---------------      ------------    ---------------     --------------

   Net revenues                                          $  1,765,914        $  4,581,368     $   4,733,967      $   5,135,931
   Net loss                                                (9,763,779)         (9,447,465)      (27,838,491)        (7,045,682)
   Net loss applicable to common shareholders             (10,722,332)        (10,424,674)      (28,845,650)        (7,252,150)
   Net loss per common share -basic and diluted          $      (0.97)       $      (0.94)    $       (2.60)     $       (0.38)


      Basic and diluted loss per common share are computed independently for each of the periods presented, accordingly, the sum of the quarterly loss per share amounts may not agree to the total for the year.

                        RADIO UNICA COMMUNICATIONS CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  STOCKHOLDER NOTES RECEIVABLE

      On November 1, 2000, the Company's Board of Directors authorized loans to the Company's Chairman and Chief Executive Officer ("CEO") as well as the Company's Chief Financial Officer ("CFO") of up to $550,000 and $200,000, respectively. The proceeds of these notes may only be used by the CEO and CFO to purchase shares of the Company's common stock. The full recourse notes bear interest at a rate of 8% per year and mature on November 13, 2005. The notes have been classified in the accompanying balance sheet as a decrease to stockholders' equity. At December 31, 2000, the amounts outstanding under these notes totaled $329,069. Interest receivable of $2,267 at December 31, 2000 is included in other assets.

 ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

      The information required by Item 10 with respect to directors, nominees and executive officers of the Company is incorporated by reference to the information set forth in the Company's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    1. FINANCIAL STATEMENTS

The following financial statements have been filed under Item 8 of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the Years Ended December 31, 2000,
   1999 and 1998

Consolidated Statements of Changes in Series A Redeemable Cumulative Preferred
   Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
   1999 and 1998

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

(B)   REPORTS ON FORM 8-K

None

                                   SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                        RADIO UNICA COMMUNICATIONS CORP.

                            CONDENSED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                          -------------------------------
 ASSETS                                                                       2000                1999
---------------------------------------------------------------------------------------------------------
 Current assets:
   Cash and cash equivalents                                               $ 39,131,198      $ 74,409,982
   Interest receivable                                                            2,267           410,174
   Prepaid expenses                                                               1,950                 -
                                                                           ------------      ------------
 Total current assets                                                        39,135,415        74,820,156

   Investments in and intercompany receivable from wholly owned subsidiary    9,586,454         2,124,818
   Other assets                                                                 137,136             7,000
                                                                           ------------      ------------
                                                                           $ 48,859,005      $ 76,951,974
                                                                           ============      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------
 Current liabilities:
   Accrued expenses                                                        $     76,771      $         --

 Commitments and contingencies

 Stockholders' equity:
 Preferred stock; $.O1 par value; 5,000,000 shares authorized;
   no shares issued or outstanding                                                   --                --
   Common stock; $.01 par value; 40,000,000 shares authorized; 21,290,402 shares and 20,942,837 shares issued and outstanding at December 31,
     2000 and 1999, respectively                                                212,904           209,428
   Additional paid-in capital                                               161,421,490       158,795,542
   Treasury stock at cost, 478,800 and 0 shares at December 31,
     2000 and 1999, respectively                                             (1,315,644)               --
   Stockholder notes receivable                                                (329,069)               --
   Deferred compensation expense                                             (1,102,546)       (4,265,522)
   Accumulated deficit                                                     (110,104,901)      (77,787,474)
                                                                           ------------     -------------
Total stockholders' equity                                                   48,782,234        76,951,974
                                                                           ------------     -------------
                                                                           $ 48,859,005     $  76,951,974
                                                                           ============     =============

                                   SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                        RADIO UNICA COMMUNICATIONS CORP.

                       CONDENSED STATEMENTS OF OPERATIONS


                                             FOR THE YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                                2000           1999
-----------------------------------------------------------------------------
 Operating expenses:
   Selling, general and administrative         $      534,217  $      77,734
   Equity in net loss of subsidiary                32,083,542     35,467,533
   Stock option compensation                        3,162,976     19,591,106
                                               --------------  -------------
 Loss from operations                             (35,780,735)   (55,136,373)
 Other income (expense):
   Interest income                                  3,463,308      1,040,956
                                               --------------  -------------
                                                    3,463,308      1,040,956
                                               --------------  -------------
 Loss before income taxes                         (32,317,427)   (54,095,417)

 Income tax (expense) benefit                              --             --
                                               --------------  -------------
 Net loss                                         (32,317,427)   (54,095,417)
 Accrued dividends on Series A redeemable
   cumulative preferred stock                              --      3,149,389
                                               --------------  -------------
 Net loss applicable to common shareholders    $  (32,317,427) $ (57,244,806)
                                               ==============  =============

                                   SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                        RADIO UNICA COMMUNICATIONS CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                             2000              1999
                                                         ------------      -------------
Operating activities:
Net loss                                                 $(32,317,427)     $(54,095,417)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Equity in net loss of subsidiary                          32,083,542        35,467,533
 Stock option compensation expense                          3,162,976        19,591,106
Change in assets and liabilities:
 Interest receivable                                          407,908          (410,174)
 Accrued expenses                                              76,771                --
 Prepaid expenses and other assets                           (132,085)           (7,000)
                                                         ------------      ------------
Net cash provided by operating activities                   3,281,685           546,048
                                                         ------------      ------------
INVESTING ACTIVITIES:
 Due from subsidiary, net                                 (37,045,180)      (25,586,887)
 Investment in equity investee                                     --           (44,550)
                                                         ------------      ------------
Net cash used in investing activities                     (37,045,180)      (25,631,437)
                                                         ------------      ------------
FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                   129,424        99,450,821
 Proceeds from issuance of Series A redeemable
   cumulative preferred stock and common stock                     --            44,550
 Stockholder notes receivable                                (329,069)               --
 Acquistion of treasury stock                              (1,315,644)               --
                                                         ------------      ------------
Net cash (used in) provided by financing activities        (1,515,289)       99,495,371
                                                         ------------      ------------
Net increase in cash and cash equivalents                 (35,278,784)       74,409,982
Cash and cash equivalents at the beginning of year         74,409,982                --
                                                         ------------      ------------
Cash and cash equivalents at end of year                 $ 39,131,198      $ 74,409,982
                                                         ============      ============
Exchange of Series A redeemable cumulative preferred
 stock for common stock                                  $         --      $ 41,499,977
                                                         ============      ============
Issuance of common stock on behalf of subsidiary for
 purchase of radio stations                              $  2,500,000      $         --
                                                         ============      ============

                                   SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                        RADIO UNICA COMMUNICATIONS CORP.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      In the parent company-only financial statements of Radio Unica Communications Corp. (formerly Radio Unica Holdings Corp.) (the Company), the investment in the wholly owned subsidiary is stated at cost plus equity in the net loss of subsidiary since inception. The parent company-only financial statements should be read in conjunction with Radio Unica Communications Corp.'s consolidated financial statements which are included herein.

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

4.    STOCK OPTION PLAN

      On August 8, 1997, Radio Unica Corp. ("Corp"), a wholly owned subsidiary of the Company, adopted the 1997 Stock Option Plan (the Plan), which provides for the granting of incentive stock options to purchase shares of Corp's common stock to officers, directors and key employees responsible for the direction and management of Corp and to non-employee consultants and independent contractors. At December 31, 1997, Corp reserved 6,200,000 shares of its common stock for issuance under the Plan. The vesting period and the terms of the incentive stock options granted are established by a Committee of the Board of Directors (the Committee). The incentive stock options expire no later than ten years from the date of grant. Upon the adoption of the Plan, Corp granted options to its employees to purchase 2,387,000 shares of its common stock. Upon consummation of the Reorganization (see Note 1 to the Company's consolidated financial statements), the Plan was assumed by the Company and each option to purchase one share of Corp's common stock was converted into an option to purchase one share of the Company's common stock, exercisable upon the same terms and conditions as they were under Corp's stock option plan, and Corp's stock option plan was cancelled.

      In 1998, the Company granted options to its employees to purchase 2,844,870 shares of the Company's common stock. Of the 2,844,870 options granted, 678,280 vested immediately, 407,650 vest ratably over time and 635,500 vest upon the attainment of certain performance goals as determined by the Committee. Of the 635,500 options, 130,888 vested on December 31, 1998. The exercise price of the 678,280 options which vested immediately, the 407,650 options which vest ratably over time and the 130,888 options which vested on December 31, 1998 is $0.03 per share, which was determined by the Committee to be the fair market value at the date of grant, or, in the case of the 130,888 options, on the date they vested. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25. The remaining 1,123,440 options have an exercise price of $1.10 to $1.72 per share and vest upon (i) the sale of the Company or substantially all of its assets,
(ii) an IPO, or (iii) an issuance of capital stock of the Company that would result in WPV and/or its affiliates in the aggregate ceasing to control more common stock of the Company than any other single stockholder. Compensation expense for the 1,123,440 options is recognized to the extent that the market value of the shares exceeds the option price when vesting for these options becomes probable. Vesting for these options was not deemed probable as of December 31, 1998 and no compensation expense was recorded for these options as of December 31, 1998.

                                   SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                        RADIO UNICA COMMUNICATIONS CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

4.    STOCK OPTION PLAN

      During 1999, the Company granted options to its employees to purchase 1,914,667 shares of the Company's common stock. Of the 1,914,667 options granted, 1,821,357 vest ratably over time and 31,620 vest upon the attainment of certain performance goals as determined by the Committee. The exercise price of the 1,821,357 options which vest ratably over time range from $0.03 to $32.00 per share, which was determined by the Committee to be the fair market value at the date of grant. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25. The remaining 61,690 options have an exercise price of $1.10 to $1.72 per share and vest upon (i) the sale of the Company or substantially all of its assets, (ii) an IPO, or (iii) an issuance of capital stock of the Company that would result in WPV and/or its affiliates in the aggregate ceasing to control more common stock of the Company than any other single stockholder.

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

      During 2000, the Company granted options to its employees to purchase 528,600 shares of the Company's common stock. All the options granted during 2000 vest ratably over time. The exercise price of the 528,600 options range from $3.44 to $30.63 per share, which was determined by the Committee to be the fair market value at the date of grant. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25.

5.   STOCKHOLDER NOTES RECEIVABLE

      On November 1, 2000, the Company's Board of Directors authorized loans to the Company's Chairman and Chief Executive Officer ("CEO") as well as the Company's Chief Financial Officer ("CFO") of up to $550,000 and $200,000, respectively. The proceeds of the notes may only be used by the CEO and CFO to purchase the shares of the Company's common stock. The full recourse notes bear interest at a rate of 8% per year and mature on November 13, 2005. The notes have been classified in the accompanying balance sheet as a decrease to stockholders' equity. At December 31, 2000, the amounts outstanding under these notes totaled $329,069. Interest receivable of $2,267 at December 31, 2000 is included in other assets.

                         RADIO UNICA COMMUNICATION CORP.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                ADDITIONS
                                                                ---------
                                           BALANCE AT       CHARGED      CHARGES                BALANCE AT
                                         BEGINNING OF      TO COSTS      TO OTHER                 END OF
DESCRIPTION                                  YEAR        AND EXPENSES    ACCOUNTS  DEDUCTION       YEAR
-----------                                  ----        ------------    --------  ---------       ----
 2000:
 Allowance for doubtful trade accounts
 receivable                              $    255,242     $   909,644     $   -     (340,625)   $   824,261
                                         ============     ===========     =======  =========    ===========

 Deferred tax valuation allowance        $ 21,755,383      10,889,066     $   -    $       -     32,644,449
                                         ============     ===========     =======  =========    ===========


 1999:
 Allowance for doubtful trade accounts
 receivable                              $    116,031     $   160,208     $    -   $  20,997    $    255,242
                                         ============     ===========     =======  =========    ============

 Deferred tax valuation allowance        $  7,841,238     $13,914,145     $    -   $       -    $ 21,755,383
                                         ============     ===========     =======  =========    ============


 1998:
 Allowance for doubtful trade accounts
 receivable                              $          -     $   118,098     $     -      2,067    $    116,031
                                         ============     ===========     =======  =========    ============

 Deferred tax valuation allowance        $    550,863     $ 7,290,375     $     -  $       -    $  7,841,238
                                         ============     ===========     =======  =========    ============

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

10.2**** Amendment No. 2 to Credit Agreement, dated as of February 22, 2000 among Radio Unica Corp, Radio Unica Communications Corp.(formerly known as Radio Unica Holdings Corp), the several banks and other financial institutions from time to time parties to the CIBC, as issuer of certain letters of credit and as agent for the Lenders thereunder.

10.3**** Amendment No. 3 to Credit Agreement, dated as of June 20, 2000 among Radio Unica Corp, Radio Unica Communications Corp.(formerly known as Radio Unica Holdings Corp), the several banks and other financial institutions from time to time parties to the CIBC, as issuer of certain letters of credit and as agent for the Lenders thereunder.

10.4**** Amendment No. 4 to Credit Agreement, dated as of March 8, 2001 among Radio Unica Corp, Radio Unica Communications Corp.(formerly known as Radio Unica Holdings Corp), the several banks and other financial institutions from time to time parties to the CIBC, as issuer of certain letters of credit and as agent for the Lenders thereunder.

10.5* Form of Non Competition and Confidentiality Agreement with each of Joaquin F. Blaya and Steven E. Dawson, dated August 13, 1997.

10.6* Agreement, dated as of January 15, 1998, entered into by and between Radio Unica Corp. and Jorge Ramos.

10.7* Amended and Restated Artist Agreement, dated as of June 5, 1998, entered into by and between Radio Unica Network, Inc. and Raque Productions (for services of Pedro Sevcec).

10.8* Independent Contractor Agreement dated as of June 30, 1998 between Radio Unica Network, Inc. and Dra Isabel, Inc. (for services of Isabel Gomez Bassols).

10.9*** Time Brokerage Agreement dated as of December 29, 1999 buy and between Radio Unica Corp and Quetzal Bilingual Comm., Inc.

10.10*** Option Agreement dated as of December 29, 1999 buy and between Radio Unica Corp and Quetzal Bilingual Comm., Inc.

21.1****       Subsidiaries

23.1****       Consent of Ernst & Young LLP
  ---------------

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

*** Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1999 filed by Radio Unica Communications Corp.

****  Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2001.

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

      SIGNATURE                          TITLE                       DATE

/s/ Joaquin F. Blaya             Chairman of the Board           March 28, 2001
--------------------------       Chief Executive Officer
Joaquin F. Blaya


/s/ Jose C. Cancela              President and Director          March 28, 2001
-------------------------
Jose C. Cancela


/s/ Steven E. Dawson             Chief Financial Officer,        March 28, 2001
-------------------------        Executive Vice President
Steven E. Dawson                 Secretary and Director


/s/ Manuel Borges                Vice President of Finance       March 28, 2001
-------------------------        (Principal Accounting Officer)
Manuel Borges


/s/ John D. Santoleri            Director                        March 28, 2001
-------------------------
John D. Santoleri


/s/ Sidney Lapidus               Director                        March 28, 2001
-------------------------
Sidney Lapidus


/s/ Andrew C. Goldman            Director                        March 28, 2001
-------------------------
Andrew C. Goldman


/s/ Leonard S. Coleman Jr.       Director                        March 28, 2001
--------------------------
Leonard S. Coleman Jr.


/s/ Richard Dillon               Director                        March 28, 2001
--------------------------
Richard Dillon