Form 10-Q
period 2001-03-31
RADIO UNICA COMMUNICATIONS CORP
filed 2001-05-14
CIK 1089953

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report pursuant to Section 13 or 15(d) of the
         |X|      Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

                  Transition Report Pursuant to Section 13 or 15(d) of
         |_|      the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 001-15151

                        RADIO UNICA COMMUNICATIONS CORP.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                      65-0856900
        (State of Incorporation)                            (I.R.S. Employer
                                                          Identification Number)

              8400 N.W. 52ND STREET, SUITE 101
                           MIAMI, FL                                33166
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

   As of May 14, 2001 20,811,602 shares of Common Stock, $.01 par value were outstanding.

--------------------------------------------------------------------------------

                        RADIO UNICA COMMUNICATIONS CORP.

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 2
Item 2.  Management's Discussion and Analysis................................ 6

PART II.    OTHER INFORMATION

Item 2.  Changes in Securities............................................... 9
Item 6.  Exhibits and Reports on Form 8-K....................................10


RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS



                                                                               MARCH 31,               DECEMBER 31,
ASSETS                                                                           2001                     2000
                                                                              ------------             ------------
                                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                  $    35,405,986         $    39,274,817
  Accounts receivable, net of allowance for doubtful accounts of
   $898,309 and $824,261, respectively                                             6,081,073               8,120,255
  Prepaid expenses and other current assets                                        4,908,212               4,102,427
                                                                             ---------------         ---------------
Total current assets                                                              46,395,271              51,497,499
  Property and equipment, net                                                     22,359,143              22,369,517
  Broadcast licenses, net of accumulated amortization of $7,623,190
   and $6,685,734, respectively                                                  100,914,164             101,969,501
  Other intangible assets, net                                                     7,443,998               7,711,404
  Other assets                                                                     2,438,023               2,323,650
                                                                             ---------------         ---------------
                                                                             $   179,550,599         $   185,871,571
                                                                             ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $       891,008         $       946,267
  Accrued expenses                                                                 3,077,565               2,508,674
  Deferred revenue                                                                   262,440                 262,440
  Current portion of notes payable                                                    40,172                  44,217
                                                                             ---------------         ---------------
Total current liabilities                                                          4,271,185               3,761,598

Other liabilities                                                                         --                 165,000
Notes payable                                                                         36,077                  45,707
Deferred taxes                                                                     1,144,531               1,144,531
Senior discount notes                                                            135,813,005             131,972,501

Commitments and contingencies

Stockholders' equity :
  Preferred stock; $.01 par value; 5,000,000 shares authorized;
   no shares issued or outstanding                                                       --                      --
  Common stock; $.01 par value; 40,000,000 shares authorized;
   21,290,402 shares issued and 20,811,602 shares outstanding                        212,904                 212,904
  Additional paid-in capital                                                     161,421,490             161,421,490
  Treasury stock at cost, 478,800 shares                                          (1,315,644)             (1,315,644)
  Stockholder notes receivable                                                      (749,657)               (329,069)
  Deferred compensation expense                                                     (924,738)             (1,102,546)
  Accumulated deficit                                                           (120,358,554)           (110,104,901)
                                                                             ---------------         ---------------
Total stockholders' equity                                                        38,285,801              48,782,234
                                                                             ---------------         ---------------
                                                                             $   179,550,599         $   185,871,571
                                                                             ===============         ===============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                             ---------------------------------------
                                                                                    2001                    2000
                                                                             ---------------         ---------------
Net revenue                                                                  $     5,621,329         $     6,217,703

Operating expenses:
  Direct operating                                                                 1,667,996               1,630,454
  Selling, general and administrative                                              4,112,580               3,863,098
  Network                                                                          3,737,542               3,671,876
  Corporate                                                                        1,015,459               1,085,708
  Depreciation and amortization                                                    1,701,824               1,423,240
  Stock option compensation                                                          177,808                 753,373
                                                                             ---------------         ---------------
                                                                                  12,413,209              12,427,749
                                                                             ---------------         ---------------
Loss from operations                                                              (6,791,880)             (6,210,046)
Other income (expense):
  Interest expense                                                                (4,065,058)             (3,645,774)
  Interest income                                                                    595,576                 907,911
  Other                                                                                7,709                   3,688
                                                                             ---------------         ---------------
                                                                                  (3,461,773)             (2,734,175)
                                                                             ---------------         ---------------
Net loss                                                                     $   (10,253,653)        $    (8,944,221)
                                                                             ===============         ===============
Net loss per common share - basic and diluted                                $         (0.49)        $         (0.43)
                                                                             ===============         ===============
Weighted average common shares
  outstanding - basic and diluted                                                 20,811,602              21,012,873
                                                                             ===============         ===============




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                             ---------------------------------------
                                                                                  2001                    2000
                                                                             ---------------         ---------------
OPERATING ACTIVITIES
  Net loss                                                                  $   (10,253,653)        $    (8,944,221)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                 1,701,824               1,423,240
    Provision for bad debt                                                           74,048                  89,413
    Accretion of interest on senior discount notes                                3,840,504               3,426,111
    Amortization of deferred financing costs                                        192,708                 192,708
    Stock option compensation expense                                               177,808                 753,373
    Other                                                                           (97,350)               (224,500)
    Change in assets and liabilities:
      Accounts receivable                                                         1,800,135              (1,160,476)
      Prepaid expenses                                                             (758,527)               (646,328)
      Other assets                                                                 (121,073)             (2,273,380)
      Accounts payable                                                              (55,259)               (692,651)
      Accrued expenses                                                              568,892                 598,278
      Radio broadcasting rights                                                          --                 576,924
                                                                             ----------------        ----------------
Net cash used in operating activities                                             (2,929,943)             (6,881,509)
                                                                             ----------------        ----------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                               (518,300)               (869,257)
Restricted cash-escrow account                                                            --                (501,500)
Acquisition of radio stations                                                             --              (2,484,015)
                                                                             ----------------        ----------------
Net cash used in investing activities                                               (518,300)             (3,854,772)
                                                                             ----------------        ----------------

FINANCING ACTIVITIES
Stockholder notes receivable                                                        (420,588)                     --
Proceeds from issuance of common stock                                                    --                  71,385
                                                                             ----------------        ----------------
Net cash (used in) provided by financing activities                                 (420,588)                 71,385
                                                                             ----------------        ----------------

Net decrease in cash and cash equivalents                                         (3,868,831)            (10,664,896)
Cash and cash equivalents at beginning of period                                  39,274,817              76,806,025
                                                                             ----------------        ----------------
Cash and cash equivalents at end of period                                   $    35,405,986         $    66,141,129
                                                                             ================        ================

Issuance of common stock for investment in radio station                     $            --         $     2,000,000
                                                                             ================        ================
Reclassification of prepaid expense to broadcasting rights                   $            --         $       395,000
                                                                             ================        ================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Communications Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated condensed financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 2000 consolidated financial statements and notes thereto.

     The Company's revenue and cash flow are typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.


2.   SUBSEQUENT EVENTS

     On April 30, 2001, the Company entered into an asset purchase agreement with Marketing Advertising & Sales Services, Inc. and related companies to acquire its marketing and promotions businesses for a purchase price of approximately $4.2 million. In connection with this transaction, the Company acquired approximately $1.6 million in working capital, which included approximately $0.7 million in cash. The purchase price was comprised of a cash payment of approximately $2.1 million and a promissory note of approximately $2.1 million. The promissory note bears interest at a rate of 8% per annum. Principal and interest on the promissory note is payable concurrently. Principal payments are scheduled to be made as follows:

                     April 30, 2002                 $   953,561
                     April 30, 2003                     625,000
                     April 30, 2004                     500,000
                                                    -----------
                                                    $ 2,078,561
                                                    ===========

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
-------------------------------------------------------------------------------

     This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2001 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

    NET REVENUE. Net revenue decreased by approximately $0.6 million or 10% to approximately $5.6 million for the three months ended March 31, 2001 from approximately $6.2 million for the comparable period in the prior year. The decrease in net revenue relates to revenue which was generated through the broadcast of a major soccer event, "Copa Oro", during February 2000.

     OPERATING EXPENSES. Operating expenses remained constant at approximately $12.4 million for the three months ended March 31, 2001 and 2000.

     Direct operating expenses remained constant at approximately $1.6 million for the three months ended March 31, 2001 and 2000. Direct operating expenses are comprised of costs associated with the operation of the O&Os.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

    Selling, general and administrative expenses increased by approximately $0.2 million or 6% to approximately $4.1 million for the three months ended March 31, 2001 from approximately $3.9 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates the increase in the number of O&Os.

     Network expenses remained constant at approximately $3.7 million for the three months ended March 31, 2001 and 2000. Network expenses are comprised of network programming and other network related costs.

    Corporate expenses decreased by approximately $0.1 million or 6% to approximately $1.0 million for the three months ended March 31, 2001 from approximately $1.1 million for the comparable period in the prior year. The decrease in corporate expenses is mainly due to decreased legal and professional fees and other costs.

     Depreciation and amortization increased by approximately $0.3 million or 20% to approximately $1.7 million for the three months ended March 31, 2001 from approximately $1.4 million for the comparable period in the prior year. The increase in depreciation and amortization is due to significant additions of fixed assets and intangible assets arising from the acquisitions, upgrades and build outs of O&Os.

     Stock option compensation expense decreased by approximately $0.6 million or 76% to approximately $0.2 million for the three months ended March 31, 2001 from approximately $0.8 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company's common stock. These stock options were granted prior to October 19, 1999, the date of the Company's initial public offering. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 2000.

    OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $0.7 million or 27% to approximately $(3.4) million for the three months ended March 31, 2001 from approximately $(2.7) million for the comparable period in the prior year. Other income (expense) for the three months ended March 31, 2001 included interest income of approximately $0.6 million, and interest expense of approximately $(4.1) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $0.9 million in interest income and $(3.6) million in interest expense during the three months ended March 31, 2000.

     NET LOSS. Net loss increased by approximately $1.3 million or 15% to approximately $(10.2) million for the three months ended March 31, 2001 from approximately $(8.9) million for the comparable period in the prior year. The increase in net loss is mainly the result of the decrease in the Company's revenue, increased interest expense relating to the Senior Discount Notes and decreased interest income.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.2 million ("Adjusted EBITDA") decreased by approximately $0.9 million or 22% to approximately $(4.9) million for the three months ended March 31, 2001 from approximately $(4.0) million for the comparable period in the prior year. EBITDA decreased by approximately $0.3 million or 6% to approximately $(5.1) million for the three months ended March 31, 2001 from approximately $(4.8) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the decrease in the Company's revenue and increased selling, general and administrative expense offset in part by decreased non-cash stock option compensation expense.

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

     The Company's primary source of liquidity is the remaining proceeds from the initial public offering

     Net cash used in operating activities decreased by approximately $4.0 million or 57% to approximately $2.9 million for the three months ended March 31, 2001 from approximately $6.9 million for the comparable period in the prior year. Net cash used in investing activities was approximately $0.5 million and $3.9 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of approximately $3.4 million from 2001 to 2000 is primarily due to the lack of radio station acquisitions during 2001. Net cash (used in) provided by financing activities was approximately $(0.4) million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of approximately $0.5 million from 2001 to 2000 is due to the funding of the stockholder notes receivable during 2001 as compared to the proceeds generated through the issuance of the Company's common stock during 2000.

     Capital expenditures primarily relates to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $0.5 million and $0.9 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in capital expenditures is primarily due to fewer upgrades and build-outs of O&Os during 2001.

    The Company believes that its current cash position will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until its business strategy provides the Company with sufficient operating cash flow. There can be no assurance that such business strategy will be successfully implemented or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of the Company's common stock and Senior Discount Notes, and the Company's ability to pay the principal of and interest on the Senior Discount Notes.

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

     From the effective date of the registration statement, the net proceeds from the offering have been used for the following purposes, none of which were paid to persons who were officers, directors, 10% stockholders or affiliates:


                                                                                 (IN MILLIONS)
                                                                                 -------------
     Repayments of amounts outstanding under the revolving credit facility            $16.5
     Acquisition of radio stations                                                     20.3
     Other purposes, including deposits on time brokerage agreements
       and acquisition of radio broadcasting rights                                     5.0
     Capital expenditures                                                               5.1
     Working capital and other                                                         12.3
     Investment in unconsolidated companies                                             3.5
     Acquisition of Company stock held in treasury                                      1.3
     Temporary investments in cash and cash equivalents                                35.4
                                                                                      -----

                                                                                      $99.4
                                                                                     ======

RADIO UNICA COMMUNICATION CORP.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a)    None

   (b)    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Radio Unica Communications Corp.

                                              By:   /s/ Steven E. Dawson
                                                 -----------------------------
                                                       Steven E. Dawson
                                                       Chief Financial Officer


Date:  May 14, 2001