Form 10-Q
period 2001-06-30
RADIO UNICA COMMUNICATIONS CORP
filed 2001-08-13
CIK 1089953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of August 13, 2001, 20,813,602 shares of Common Stock, $.01 par value were outstanding.

================================================================================

                        RADIO UNICA COMMUNICATIONS CORP.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements................................................  2
Item 2.  Management's Discussion and Analysis................................  8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities............................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders................. 14
Item 6.  Exhibits and Reports on Form 8-K.................................... 15

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,         DECEMBER 31,
ASSETS                                                                            2001               2000
--------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                  $  29,196,455       $  39,274,817
  Accounts receivable, net of allowance for doubtful accounts of
   $818,436 and $824,261, respectively                                          10,258,364           8,120,255
  Prepaid expenses and other current assets                                      4,932,314           4,102,427
                                                                             -------------       -------------
Total current assets                                                            44,387,133          51,497,499
  Property and equipment, net of accumulated depreciation of $5,696,925
   and $4,464,924, respectively                                                 22,998,052          22,369,517
  Broadcast licenses, net of accumulated amortization of $8,527,658
   and $6,685,734, respectively                                                100,009,686         101,969,501
  Other intangible assets, net of accumulated amortization of
   $4,037,518 and $3,504,074, respectively                                       9,738,089           7,711,404
  Other assets                                                                   3,258,960           2,323,650
                                                                             -------------       -------------
                                                                             $ 180,391,920       $ 185,871,571
                                                                             =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                           $   1,569,213       $     946,267
  Accrued expenses                                                               3,814,228           2,508,674
  Current portion of notes payable                                                 994,386              44,217
  Deferred revenue and fees                                                      1,225,768             262,440
                                                                             -------------       -------------
Total current liabilities                                                        7,603,595           3,761,598

Other liabilities                                                                   25,000             165,000
Notes payable                                                                    1,180,091              45,707
Deferred taxes                                                                   1,066,496           1,144,531
Senior discount notes                                                          139,725,884         131,972,501

Commitments and contingencies

Preferred stock; $.01 par value; 5,000,000 shares authorized;
  no shares issued and outstanding                                                      --                  --

Stockholders' equity:
  Common stock $.01 par value; 40,000,000 shares authorized;
   21,292,402 and 21,290,402 shares issued and outstanding                         212,924             212,904
  Additional paid-in-capital                                                   161,421,530         161,421,490
  Treasury stock at cost; 478,800 shares                                        (1,315,644)         (1,315,644)
  Shareholder notes receivable                                                    (749,657)           (329,069)
  Deferred compensation expense                                                   (746,932)         (1,102,546)
  Accumulated deficit                                                         (128,031,367)       (110,104,901)
                                                                             -------------       -------------
Total stockholders' equity                                                      30,790,854          48,782,234
                                                                             -------------       -------------
                                                                             $ 180,391,920       $ 185,871,571
                                                                             =============       =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
------------------------------------------------------------------------------------------------------------------------
                                                        2001              2000               2001               2000
                                                   ------------       ------------       ------------       ------------
Net revenue                                        $  9,923,227       $  7,745,933       $ 15,544,556       $ 13,963,636

Operating expenses:
  Direct operating                                    2,424,287          1,603,605          4,092,283          3,234,059
  Selling, general and administrative                 4,246,408          4,017,614          8,358,988          7,880,712
  Network                                             3,964,496          3,133,847          7,702,038          6,805,723
  Corporate                                             962,635            887,373          1,978,094          1,973,081
  Cost of promotion services                            700,507                 --            700,507                 --
  Depreciation and amortization                       1,627,887          1,445,778          3,329,711          2,869,018
  Stock option compensation                             177,806            753,373            355,614          1,506,746
                                                   ------------       ------------       ------------       ------------
                                                     14,104,026         11,841,590         26,517,235         24,269,339
                                                   ------------       ------------       ------------       ------------
Loss from operations                                 (4,180,799)        (4,095,657)       (10,972,679)       (10,305,703)

Other income (expense):
  Interest expense                                   (4,160,395)        (3,711,074)        (8,225,453)        (7,356,848)
  Interest income                                       382,008          1,045,876            977,584          1,953,787
  Other                                                 208,338              5,535            216,047              9,223
                                                   ------------       ------------       ------------       ------------
                                                     (3,570,049)        (2,659,663)        (7,031,822)        (5,393,838)
                                                   ------------       ------------       ------------       ------------
Loss before income taxes                             (7,750,848)        (6,755,320)       (18,004,501)       (15,699,541)
Income tax benefit                                       78,035                 --             78,035                 --
                                                   ------------       ------------       ------------       ------------
Net loss                                           $ (7,672,813)      $ (6,755,320)      $(17,926,466)      $(15,699,541)
                                                   ============       ============       ============       ============

Net loss per common share - basic and diluted      $      (0.37)      $      (0.32)      $      (0.86)      $      (0.74)
                                                   ============       ============       ============       ============

Weighted average common shares
  outstanding - basic and diluted                    20,812,042         21,181,193         20,811,823         21,097,033
                                                   ============       ============       ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------------
                                                                                     2001               2000
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                         $(17,926,466)      $(15,699,541)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     3,329,711          2,869,018
  Provision for bad debts                                                             (25,825)           266,013
  Accretion of interest on senior discount notes                                    7,753,383          6,916,788
  Amortization of deferred financing costs                                            385,820            385,416
  Stock option compensation expense                                                   355,614          1,506,746
  Loss on investment in unconsolidated company                                        131,677                 --
  Deferred income taxes                                                               (78,035)                --
  Other                                                                              (653,683)          (332,940)
  Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                              (696,282)        (3,124,236)
    Prepaid expenses and other current assets                                        (537,884)          (743,421)
    Other assets                                                                       28,423           (474,005)
    Accounts payable                                                                  524,127           (895,942)
    Accrued expenses                                                                  620,906            930,226
    Deferred revenue                                                                   78,816                 --
    Deposit payable                                                                    25,000                 --
                                                                                 ------------       ------------
Net cash used in operating activities                                              (6,684,698)        (8,395,878)
                                                                                 ------------       ------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                              (1,603,352)        (1,440,041)
Restricted cash-escrow account                                                             --           (650,000)
Acquisition of wholly owned subsidiary, net of cash received                       (1,342,687)                --
Acquisition of radio stations                                                              --         (6,145,041)
Investment in unconsolidated company                                                       --         (2,000,000)
                                                                                 ------------       ------------
Net cash used in investing activities                                              (2,946,039)       (10,235,082)
                                                                                 ------------       ------------
FINANCING ACTIVITIES
Stockholder notes receivable                                                         (420,588)                --
Repayment of notes payable                                                            (27,096)          (155,000)
Proceeds from issuance of common stock                                                     60            127,474
                                                                                 ------------       ------------
Net cash used in financing activities                                                (447,624)           (27,526)
                                                                                 ------------       ------------
Net decrease in cash and cash equivalents                                         (10,078,361)       (18,658,486)
Cash and cash equivalents at beginning of period                                   39,274,817         76,806,025
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $ 29,196,456       $ 58,147,539
                                                                                 ============       ============

Issuance of note payable in connection with acquisition of
  wholly owned subsidiary                                                        $  2,078,561       $         --
                                                                                 ============       ============
Investment in unconsolidated company in exchange for
  advertising                                                                    $         --       $  1,000,000
                                                                                 ============       ============
Reclassification of other assets to broadcast license upon
  consummation of the acquisition of radio stations                              $         --       $ (4,544,301)
                                                                                 ============       ============
Issuance of common stock for acquisition of radio station                        $         --       $  2,000,000
                                                                                 ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements of Radio Unica Communications Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 2000 consolidated financial statements and notes thereto.

      The Company's revenues and cash flow are typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

      Certain amounts appearing in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. Management has completed an evaluation of the effects of this statement and believes that it will not have an effect on the Company's consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. The Company will adopt this statement effective January 1, 2002. Management is currently evaluating the effect of the adoption of the statement on the Company's consolidated financial statements.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

2.    ACQUISITIONS

      On April 30, 2001, the Company entered into an asset purchase agreement with Marketing Advertising & Sales Services, Inc. and related companies ("MASS") to acquire MASS' marketing and promotions businesses for a purchase price of approximately $4.2 million. In connection with this transaction, the Company acquired approximately $1.5 million in working capital, which included approximately $0.7 million in cash. The purchase price was comprised of a cash payment of approximately $2.1 million and a promissory note of approximately $2.1 million. The promissory note bears interest at a rate of 8% per annum. Principal and interest on the promissory note is payable concurrently. Principal payments are scheduled to be made as follows:

                           April 30, 2002            $    953,561
                           April 30, 2003                 625,000
                           April 30, 2004                 500,000
                                                     ------------
                                                     $  2,078,561
                                                     ============

      The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their underlying values, subject to final adjustments.

      The pro forma unaudited results of operations of the Company for the six months ended June 30, 2001 and 2000 assuming the MASS acquisition had been consummated as of January 1, 2000 is as follows:

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                   ----------------------------------
                                                        2001                 2000
                                                   ---------------       ------------
                                                               (UNAUDITED)
Net revenue                                        $    18,460,479       $ 20,224,390
                                                   ===============       ============
Net loss                                           $   (17,538,350)      $(13,493,303)
                                                   ===============       ============
Net loss per common share - basic and diluted      $         (0.84)      $      (0.64)
                                                   ===============       ============

      The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition of MASS occurred on January 1, 2000, or of future results of operations of the consolidated entities.

3.    INVESTMENTS

      In 2001, the Company guaranteed a $3.5 million loan for Estrellamundo LLC. The loan was guaranteed through the issuance of a letter of credit and reduces the Company's borrowing capacity under the revolving credit facility. In exchange for this guarantee, the Company received an additional 10.5% equity interest in Estrellamundo LLC valued at approximately $1.2 million. In connection with this transaction, the Company recorded $1.2 million in deferred income which is being amortized over the life of the guarantee.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4.    SEGMENT OPERATING RESULTS

BUSINESS SEGMENTS

      Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. As a result of the MASS, acquisition, during the second quarter of 2001 the Company classified its businesses into two reporting segments: Radio Broadcasting and Promotion Services. The radio broadcasting segment includes the operations of the Company's radio network and all owned and/or operated radio stations. The Promotion Services segment includes the operations of the Company's recently acquired marketing and promotions business, MASS. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and operating income (loss) before depreciation and amortization, ("EBITDA").

Results by segment are as follows:

                                THREE MONTHS         SIX MONTHS
                                   ENDED               ENDED
                               -------------       -------------
                                         JUNE 30, 2001
                               ---------------------------------
                                          (UNAUDITED)
Net revenue
  Radio broadcasting           $   8,729,605          14,350,934
  Promotion services               1,193,622           1,193,622
                               -------------       -------------
Consolidated                   $   9,923,227       $  15,544,556
                               =============       =============

Operating income (loss)
  Radio broadcasting           $  (4,376,551)      $ (11,168,431)
  Promotion services                 195,752             195,752
                               -------------       -------------
Consolidated                   $  (4,180,799)      $ (10,972,679)
                               =============       =============

EBITDA
  Radio broadcasting           $  (2,770,659)      $  (7,860,715)
  Promotion services                 217,747             217,747
                               -------------       -------------
Consolidated                   $  (2,552,912)      $  (7,642,968)
                               =============       =============

Total Identifiable Assets
  Radio broadcasting           $ 177,225,069       $ 177,225,069
  Promotion services               3,166,851           3,166,851
                               -------------       -------------
Consolidated                   $ 180,391,920       $ 180,391,920
                               =============       =============

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

      NET REVENUE. Net revenue increased by approximately $2.2 million or 28% to approximately $9.9 million for the three months ended June 30, 2001 from approximately $7.7 million for the comparable period in the prior year. The increase in net revenue relates to increased network sales and revenue associated with the acquisition of MASS, offset in part by lower sales for the O&Os.

      OPERATING EXPENSES. Operating expenses increased by approximately $2.3 million or 19% to approximately $14.1 million for the three months ended June 30, 2001 from approximately $11.8 million for the comparable period in the prior year. The increase in operating expenses is due to increased direct operating expenses of approximately $0.8 million, increased selling, general and administrative expenses of approximately $0.2 million, increased network expenses of approximately $0.8 million, increased depreciation and amortization of approximately $0.2 million and costs associated with the operations of MASS of approximately $0.7 million.

      Direct operating expenses increased by approximately $0.8 million or 51% to approximately $2.4 million for the three months ended June 30, 2001 from approximately $1.6 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion and marketing of the Company's O&Os.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

      Selling, general and administrative expenses increased by approximately $0.2 million or 6% to approximately $4.2 million for the three months ended June 30, 2001 from approximately $4.0 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os as well as administrative cost associated with MASS.

      Network expenses increased by approximately $0.8 million or 27% to approximately $3.9 million for the three months ended June 30, 2001 from approximately $3.1 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, increased sales commissions associated with the increase in network sales as well as increased spending associated with the promotion and marketing of the network.

      Corporate expenses increased by approximately $0.1 million or 8% to approximately $1.0 million for the three months ended June 30, 2001 from approximately $0.9 million for the comparable period in the prior year. The increase in corporate expenses is mainly due to increased costs of legal and professional fees and other costs associated with the growth of the Company.

      Cost of promotion services of approximately $0.7 million for the three months ended June 30, 2001 relates to the revenue generated by MASS.

      Depreciation and amortization increased by approximately $0.2 million or 13% to approximately $1.6 million for the three months ended June 30, 2001 from approximately $1.4 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additions of fixed and intangible assets arising from the acquisitions and buildout of O&Os.

      Stock option compensation expense decreased by approximately $0.6 million or 76% to approximately $0.2 million for the three months ended June 30, 2001 from approximately $0.8 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company's common stock. These stock options were granted prior to October 19, 1999, the date of the Company's initial public offering. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 2000.

      OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.9 million or 34% to approximately $(3.6) million for the three months ended June 30, 2001 from approximately $(2.7) million for the comparable period in the prior year. Other income (expense) for the three months ended June 30, 2001 is mainly comprised of interest expense of approximately $(4.2) million and interest income of approximately $0.4 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(3.7) million in interest expense and approximately $1.0 million in interest income during the three months ended June 30, 2000.

      INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $0.1 million for the three months ended June 30, 2001. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryfowards to offset existing deferred tax liabilities.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

      NET LOSS. Net loss increased by approximately $0.9 million or 14% to approximately $7.7 million for the three months ended June 30, 2001 from approximately $6.8 million for the comparable period in the prior year. The increase in net loss is mainly the result of the increased costs associated with the promotion and marketing of the Company's network and O&Os, increased sales costs associated with the increase in revenue, increased depreciation and amortization resulting from the increase in the number of O&Os and buildout of O&Os, increased interest on the outstanding balance of the Senior Discount Notes and decreased interest income.

      EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.2 million decreased by approximately $0.5 million or 25% to approximately $(2.4) million for the three months ended June 30, 2001 from approximately $(1.9) million for the comparable period in the prior year. EBITDA increased by approximately $0.1 million or 4% to approximately $(2.5) million for the three months ended June 30, 2001 from approximately $(2.6) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in the Company's revenue offset by increased costs associated with the operations of the Company's network and O&Os as well as the reduction of approximately $0.6 million in non-cash stock option compensation expense.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

      NET REVENUE. Net revenue increased by approximately $1.5 million or 11% to approximately $15.5 million for the six months ended June 30, 2001 from approximately $14.0 million for the comparable period in the prior year. The increase in net revenue relates to increased network sales and revenue associated with the acquisition of MASS, offset in part by lower sales for the O&Os.

      OPERATING EXPENSES. Operating expenses increased by approximately $2.2 million or 9% to approximately $26.5 million for the six months ended June 30, 2001 from approximately $24.3 million for the comparable period in the prior year. The increase in operating expenses is due to increased direct operating expenses of approximately $0.9 million, increased selling, general and administrative expenses of approximately $0.5 million, increased network expenses of approximately $0.9 million, increased depreciation and amortization of approximately $0.4 million and the costs associated with the operations of MASS of approximately $0.7 million.

      Direct operating expenses increased by approximately $0.9 million or 27% to approximately $4.1 million for the six months ended June 30, 2001 from approximately $3.2 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion and marketing of those O&Os.

      Selling, general and administrative expenses increased by approximately $0.5 million or 6% to approximately $8.4 million for the six months ended June 30, 2001 from approximately $7.9 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os as well as administrative costs associated with MASS.

      Network expenses increased by approximately $0.9 million or 13% to approximately $7.7 million for the six months ended June 30, 2001 from approximately $6.8 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, increased sales commissions associated with the increase in network sales as well as increased spending associated with the promotion and marketing of the network.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

      Corporate expenses remained constant at approximately $2.0 million for the six months ended June 30, 2001 and 2000. Corporate expenses are comprised of the cost of corporate management as well as legal and professional fees.

      Cost of promotion services of approximately $0.7 million for the six months ended June 30, 2001 relates to the revenue generated by MASS.

      Depreciation and amortization increased by approximately $0.4 million or 16% to approximately $3.3 million for the six months ended June 30, 2001 from approximately $2.9 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additions of fixed and intangible assets arising from the acquisitions and buildout of O&Os.

      Stock option compensation expense decreased by approximately $1.1 million or 76% to approximately $0.4 million for the six months ended June 30, 2001 from approximately $1.5 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company's common stock. These stock options were granted prior to October 19, 1999, the date of the Company's initial public offering. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 2000.

      OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $1.6 million or 30% to approximately $(7.0) million for the six months ended June 30, 2001 from approximately $(5.4) million for the comparable period in the prior year. Other income (expense) for the six months ended June 30, 2001 is mainly comprised of interest expense of approximately $(8.2) million and interest income of approximately $1.0 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(7.4) million in interest expense and approximately $2.0 million in interest income during the six months ended June 30, 2000.

      INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $0.1 million for the six months ended June 30, 2001. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryfowards to offset existing deferred tax liabilities.

      NET LOSS. Net loss increased by approximately $2.2 million or 14% to approximately $17.9 million for the six months ended June 30, 2001 from approximately $15.7 million for the comparable period in the prior year. The increase in net loss is mainly the result of the increased costs associated with the promotion and marketing of the Company's network and O&Os, increased sales costs associated with the increase in revenue, increased depreciation and amortization resulting from the increase in the number of O&Os and buildout of O&Os, increased interest on the outstanding balance of the Senior Discount Notes and decreased interest income.

      EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.4 million decreased by approximately $1.4 million or 23% to approximately $(7.3) million for the six months ended June 30, 2001 from approximately $(5.9) million for the comparable period in the prior year. EBITDA decreased by approximately $0.2 million or 3% to approximately $(7.6) million for the six months ended June 30, 2001 from approximately $(7.4) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the increased costs associated with the operation of the Company's network and O&Os.

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

      The Company's primary source of liquidity is the remaining proceeds from the initial public offering.

      Net cash used in operating activities decreased by approximately $1.7 million or 20% to approximately $6.7 million for the six months ended June 30, 2001 from approximately $8.4 million for the comparable period in the prior year. Net cash used in investing activities was approximately $2.9 million and $10.2 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of approximately $7.3 million from 2000 to 2001 is primarily due to there being no radio station acquisitions during 2001. Net cash used in financing activities was approximately $0.4 million and $28,000 for the six months ended June 30, 2001 and 2000, respectively. The increase of approximately $0.4 million from 2000 to 2001 is due to the funding of the stockholder notes receivable during 2001.

      Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $1.6 million and $1.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase in capital expenditures is primarily due to station buildouts and signal upgrades that are taking place during 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations". The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. Management has completed an evaluation of the effects of this statement and believes that it will not have an effect on the Company's consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. The Company will adopt this statement effective January 1, 2002. Management is currently evaluating the effect of the adoption of the statement on the Company's consolidated financial statements.

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

      From the effective date of the registration statement, the net proceeds from the offering have been used for the following purposes, none of which was paid to persons who were officers, directors, 10% stockholders or affiliates:

                                                                          (IN MILLIONS)
                                                                          -------------
      Repayments of amounts outstanding under the senior credit facility      $16.5
        Acquisition of radio stations                                          20.3
      Other purposes, including deposits on time brokerage agreements
         and acquisition of radio broadcasting rights                           5.0
      Capital expenditures                                                      6.1
      Working capital and other                                                16.3
      Acquisition of Company stock held in treasury                             1.3
      Investment in unconsolidated companies                                    3.5
      Acquisition of MASS Promotions, Inc                                       1.3
      Temporary investments in cash and cash equivalents                       29.1
                                                                              -----
                                                                              $99.4
                                                                              =====

RADIO UNICA COMMUNICATIONS CORP.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held an annual meeting of stockholders on June 19, 2001, at which the following matters were voted upon:

      1.    Election of nine directors.

      2. Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001.

      The results of the meeting were as follows:

                                                                           BROKER
                                  FOR            WITHHELD      ABSTAIN    NON-VOTES
                                  ---            --------      -------    ---------
PROPOSAL 1

Joaquin F. Blaya                  20,647,016     214,047          --           --

Jose C. Cancela                   20,650,016     211,047          --           --

Leonard S. Coleman Jr.            20,741,428     119,635          --           --

Steven E. Dawson                  20,652,016     209,047          --           --

Richard Dillon                    20,746,163     114,900          --           --

Andrew C. Goldman                 20,651,016     210,047          --           --

Sidney Lapidus                    20,648,876     212,187          --           --

David E. Libowitz                 20,647,666     213,397          --           --

Lloyd M. Metz                     20,642,691     218,372          --           --

                                                                              BROKER
                                  FOR            AGAINST       ABSTAIN       NON-VOTES
                                  ---            -------       -------       ---------
PROPOSAL 2                        20,815,420     37,273        8,370           --

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

                                              Radio Unica Communications Corp.


                                                   /s/ Steven E. Dawson
                                              By: __________________________
                                                     Steven E. Dawson
                                                     Chief Financial Officer

Date: August 13, 2001