Form 10-K
period 2001-12-31
RADIO UNICA COMMUNICATIONS CORP
filed 2002-03-29
CIK 1089953

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

AS OF MARCH 27, 2002, THERE WERE OUTSTANDING 20,941,656 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE. BASED ON THE CLOSING PRICE ON MARCH 27, 2002 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $34 MILLION.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE 2002 ANNUAL MEETING, EXPECTED TO BE FILED WITHIN 120 DAYS FROM THE COMPANY'S FISCAL YEAR-END, ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                                TABLE OF CONTENTS

PART I
Item 1.       Business............................................................................................3

Item 2.       Properties.........................................................................................18

Item 3.       Legal Proceedings..................................................................................19

Item 4.       Submission of Matters to a Vote of Security Holders................................................19

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..............................21

Item 6.       Selected Financial Data............................................................................23

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............24

Item 7a.      Quantitative and Qualitative Disclosures About Market Risk.........................................29

Item 8.       Financial Statements and Supplemental Data.........................................................30

Item 9.       Changes in and Disagreements on Accounting and Financial Disclosure................................51

PART III

Item 10.      Directors and Executive Officers...................................................................51

Item 11.      Executive Compensation.............................................................................51

Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................................51

Item 13.      Certain Relationships and Related Transactions.....................................................51

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................52


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

ITEM 1. BUSINESS

GENERAL

     Radio Unica is the only national Spanish-language AM radio network in the U.S., broadcasting 24-hours a day, 7-days a week. We began broadcasting our network programming on January 5, 1998, producing 19 hours of live and first-run celebrity-based news/talk, sports and information programming each weekday and 20 hours of such programming each weekend. With 16 Company-owned and/or operated stations and our affiliated stations, our network reaches approximately 80% of the U.S. Hispanic population. The Company-operated stations are located in 14 of the top 25 U.S. markets in terms of Hispanic population. The markets in which we maintain stations collectively account for approximately 63% of the total U.S. Hispanic population.

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

     We believe that our high quality, original programming gives us a competitive advantage over other Spanish-language radio broadcasters in marketing to the Hispanic audience. Popular Hispanic television and other well-known personalities host our programs and their broad appeal extends beyond any particular Hispanic cultural or geographical boundaries. These national personalities include Dr. Isabel Gomez-Bassols, Jorge Ramos, Ricardo Brown, Hugo Cadelago, Paul Bouche and Mauricio Zeilic. Our programming includes contemporary talk, entertainment and information programs, news segments, hourly local and national newscasts, sports talk programs, sports broadcasting, and other programming relevant to our national Hispanic audience. Many of our radio programs are fully-interactive talk shows that allow listeners nationwide to call in as active participants in the on-air dialogue.

     Live sporting events are an integral part of Radio Unica's network programming, and we have acquired the broadcast rights in the United States to numerous marquee sporting events. We have acquired the exclusive Spanish-language radio rights for several of the most popular sporting events among Hispanics, including Copa America 2003, Copa Oro 2004 and 2006, the Summer Olympics in 2004, the World Cup 2002 qualifying matches and Mexican National Team and Mexican soccer league games. In addition to being an important part of our programming, major sporting events are an important means of attracting first-time listeners. To capture these first-time listeners, we sponsor major promotional events in conjunction with our sports programming which serve to solidify listener loyalty and raise awareness of the Radio Unica network.

     On April 30, 2001, the Company completed the acquisition of MASS Promotions, Inc. ("MASS"). MASS provides integrated promotional and merchandising services to the Hispanic market. We believe that MASS complements our radio operations by offering our radio clients expanded promotional services. Some of MASS' blue chip client base includes, General Mills, Unilever Best Foods, Gerber, and Kimberly Clark.

THE HISPANIC MARKET OPPORTUNITY

     We believe that Spanish-language radio targeting the Hispanic market will continue to benefit from the following:

     STRONG PROJECTED GROWTH AND GEOGRAPHIC CONCENTRATION OF THE HISPANIC POPULATION. Hispanics represent the most rapidly growing segment of the U.S. population. From 1989 to 2001, the Hispanic population increased from 23.7 million to 38.6 million, a 63% increase. The strong growth of the Hispanic population is expected to continue, increasing approximately 50% by 2010, five times the growth rate of the U.S. population as a whole. Hispanics represent 12.5% of the population and by the year 2020 one out of every five U.S. residents is expected to be Hispanic. Additionally, the Hispanic population is highly concentrated, with approximately 56% of all Hispanics located in the top ten Hispanic markets. This concentration allows us to cost effectively reach the majority of Hispanics through our existing network platform.

     USE OF SPANISH AMONG HISPANICS. Spanish is the language spoken at home by the majority of Hispanics, regardless of income or education. The number of Hispanics who speak Spanish at home is expected to increase substantially from over 28.6 million today. We believe that the continued use of Spanish among Hispanics indicates that Spanish-language media has been and will continue to be an important source of news, sports, information, advice and entertainment for Hispanics.

     ATTRACTIVE PROFILE OF HISPANIC CONSUMERS. The demographic profile of the Hispanic audience makes it attractive to advertisers. We believe the larger size of 3.5 persons per household compared to the general public's average of 2.7 persons per household and younger age of Hispanic households leads Hispanics to spend more per household on many categories of consumer goods and services. For example, Hispanic households spend more each year on food to be eaten at home, children's clothing, footwear, phone services, and laundry and household cleaning products than the average U.S. household.

     INCREASING HISPANIC BUYING POWER. U.S. Hispanic buying power is estimated at $500 billion in 2001, an increase of 131% since 1990. Hispanics are expected to spend $965 billion by 2010, an increase of 93%. This increase is five times the expected growth rate in expenditures by all consumers in the United States.

     GROWING USE OF SPANISH-LANGUAGE MEDIA BY ADVERTISERS. Advertising expenditures to Hispanics grew from $730 million in 1992 to $2.2 billion in 2001, a compound annual growth rate of 13%. Although Hispanic consumers represent approximately 7% of U.S. consumer spending, advertising targeting Hispanics represents only 1% of total advertising expenditures. We believe that the lack of Spanish-language media outlets relative to the size of the Hispanic population has historically caused the differential between Hispanic consumer spending and Spanish-language advertising expenditures. With the increasing media access to this population, we believe advertising expenditures will move closer towards parity with Hispanic consumer spending. We also believe that advertisers who re-direct a portion of their English-language budgets to Spanish-language media are able to increase overall audience reach without incurring additional cost.

     Furthermore, we believe that advertisers have found Spanish-language radio advertising to be a particularly effective means to reach the growing Hispanic audience. As a result, approximately 26% of Hispanic advertising expenditures in 2001 were directed to radio, a substantially higher percentage than radio's overall share of national advertising expenditures.

OUR BUSINESS STRATEGY

     Our strategy is to provide a leading national Spanish-language broadcast network alternative to the major Spanish-language television networks. To this end, our business strategy is to:

     CREATE POPULAR, NATIONAL, HIGH-IMPACT PROGRAMMING. Radio Unica's programming is differentiated from other radio groups by its focus on topics and issues relevant to today's Hispanic audience, its strong line-up of top Hispanic personalities and its national reach. Radio Unica takes advantage of its management's established relationships with talent, built over numerous years of industry experience, to secure top personalities and to create high-impact programming. In addition, management draws upon its expertise and established track record of having created some of the well-received Spanish-language television programs, including the Univision programs SABADO GIGANTE and CRISTINA. We believe that our access to talent and the programming expertise of our senior management will continue to serve as a strong competitive advantage in attracting advertisers and listeners.

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

     FOCUS ON THE NEWS/TALK RADIO FORMAT. We will continue to focus on the news/talk radio format, which has broad listener appeal. News/talk programming typically allows twice as many minutes of commercials per hour as music-based formats. As a result, the news/talk format permits stations to capture a larger share of advertising revenue relative to audience share. We believe that a news/talk format is a more effective advertising medium than a music based format, since the audience is actively listening and more attentive to the programming. The news/talk format also enables on-air personalities to mention the names of their station, program and network more frequently, which promotes a high degree of name recognition and listener loyalty leading to higher ratings and higher advertising revenue.

     SELL ADVERTISING TO THE TOP 50 SPANISH-LANGUAGE ADVERTISERS. Our sales strategy is to target the top 50 national Spanish-language advertisers who collectively purchase the majority of Spanish-language network and national advertising in the United States. We employ 14 in-house national sales people in eight sales offices nationwide, as well as approximately 100 local sales people situated throughout the markets where we own and/or operate stations. Our large, in-house sales force allows us to maintain better control and accountability over the sales process. We also believe that our sales force is important in maintaining relationships with key advertisers and agencies and identifying new advertisers. The combination of our commitment to pursue the largest Spanish-language advertisers and our captive sales force has enabled us to secure many premier national advertisers, including Sears, Wal-Mart, Home Depot, Chevrolet, Johnson & Johnson, Honda, Miller, Procter & Gamble Moneygram and Western Union.

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

OUR EXPANSION STRATEGY

     MAXIMIZE NETWORK REACH THROUGH OWNED/OPERATED AND AFFILIATE STATIONS. We currently own and/or operate radio stations in the top 10 Hispanic markets and in 4 other top 25 Hispanic markets. Our owned and operated stations reach markets where approximately 63% of the Hispanic audience resides and our network (including affiliates) reaches markets where approximately 80% of the Hispanic audience resides. We seek to enter into agreements with affiliate stations in smaller, less concentrated Hispanic markets so as to broaden the reach of our network and increase its appeal to national advertisers while reducing the amount of capital required to do so.

     PURSUE STRATEGIC INFRASTRUCTURE UPGRADES. We continue to pursue signal and other operational upgrades at our existing stations that will allow us to enhance our market coverage. We are currently pursuing or in the process of upgrading our radio stations in New York, Dallas, San Francisco, and Sacramento. By expanding our market coverage at existing and acquired stations, we believe we can further increase the Radio Unica audience and enhance the value of our radio stations.

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

Our programming includes:

     ARRIBA CON PAUL. Hosted by Paul Bouche, this show is a one-of-a-kind fun and interactive talk show providing listeners with sharp wit, lively topics, laughter, interviews with celebrities, and much more. Paul Bouche is a 10-year veteran of Spanish-language radio and television, show host, producer and TV executive. Besides his on-air experience, Paul Bouche has performed as a stand-up comedian in numerous clubs throughout the United States and Latin America.

     BUENOS DIAS PAIS. Hosted by Hugo "El Gordo" Cadelago, this talk show is a daily, interactive variety program devoted to news, daily topic discussions, comedy segments, celebrity gossip and interviews. The show also features extensive news coverage with Radio Unica's News Director and veteran television reporter Ricardo Brown.

     DRA. ISABEL. This advice program hosted by Dr. Isabel Gomez-Bassols focuses on such topics as family issues and personal relationships. Dr. Isabel Gomez-Bassols is a noted psychologist and educator and makes frequent appearances on such popular television shows as THE BOLD AND THE BEAUTIFUL.

     UNICA EN DEPORTES. This sports talk show hosted by Jorge Ramos features sports, talk, news and interviews appealing to Hispanic audiences. Jorge Ramos served as sports anchor for Telemundo from 1994 to 2000 and in his career has broadcast four World Cups. Joining Jorge is an experienced, well-known team of sports personalities. We have recently added Hugo Sanchez to our sports team. Mr. Sanchez was the top ranked Mexican soccer player for 20 years and is well regarded by Mexican soccer fans.

     SPORTING EVENTS. During our major sporting events, we broadcast live, play-by-play coverage and daily programs and interviews with players and participants. We have obtained the exclusive United States Spanish-language radio broadcasting rights for a number of popular sporting events including the following:

     SUMMER OLYMPICS 2004 AND 2008. Radio Unica has acquired the Spanish-language radio broadcast rights in the United States for the 2004 Summer Olympics and has a right of first refusal for the 2008 games. The Olympic games are the highest profile sporting event in the world. Radio Unica's broadcasts highlight soccer, boxing and other events and athletes of interest to Hispanics. We also utilized the universal awareness of the Olympics to promote our brand and attract new listeners.

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

     COPA ORO 2002, 2004 AND 2006. Copa Oro tournaments are held in the alternate years from Copa America. Similar to Copa America, Copa Oro is an international soccer event with countries in North and Central America participating.

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

ADVERTISING REVENUE

     Substantially all of our revenue is generated from the sale of network, national and local advertising on our radio stations. The classes of advertising are described in the following table:

                          CLASSES OF RADIO ADVERTISING

----------------------------------------------------------------------------
Network.............Represents   commercial   airtime  sold  directly  by  a
                    network  to a  national  advertiser  to be aired  during
                    "network"  programming.  This unique type of advertising
                    is  sold  by a  "networked"  group  of  stations  airing
                    uniform  programming  simultaneously  over a significant
                    portion of the United States.  English language networks
                    with  capabilities  similar to Radio  Unica  include ABC
                    Radio   Networks,   Westwood  One  and  Premiere   Radio
                    Networks.   Radio  Unica  sells  this  advertising  time
                    through its own national sales force.
----------------------------------------------------------------------------
National Spot.......Represents   commercial   airtime  sold  to  a  national
                    advertiser  within a specific  local market.  Most radio
                    stations  and  station  groups  sell this  time  through
                    third  party  independent  representatives.  Radio Unica
                    sells this  advertising  time  through its own  national
                    sales force.
----------------------------------------------------------------------------
Local Spot..........Represents     commercial    airtime    sold    to    an
                    in-market dvertiser or advertising agency.  Local
                    advertisers consist primarily of local merchants and
                    service providers.  Radio Unica sells this time
                    through its station's local sales staff.
----------------------------------------------------------------------------

     Sales of network and national advertising are made by our in-house national sales force located in eight regional sales offices. Sales of local advertising are made by our sales staffs located at each of our stations. We do not use third party national representatives or "rep" firms. As a result, we have more control over and greater accountability from our sales force. We also believe that our sales force is important in maintaining relationships with key advertisers and agencies and identifying new advertisers. We do not pass along any of our network advertising revenue or pay cash compensation to our affiliates.

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

RADIO UNICA NETWORK

     Radio Unica's 16 owned and/or operated AM stations in 14 markets and affiliate stations comprise a network that reaches approximately 80% of the Hispanic population. We are the only national Spanish-language AM radio network available to advertisers targeting the fast growing Hispanic market. Radio Unica's network is differentiated from other Spanish-language radio broadcasters by its ability to deliver uniform programming to the national Hispanic audience over a 24 hour period. We believe that advertisers benefit from this delivery as it allows them to reach a national audience in a consistent and controlled manner. With one contract, advertisers can reach a large portion of the Hispanic population at a cost lower than if they had to purchase advertising separately in each market. Radio Unica offers advertisers the opportunity to associate their advertising message with a particular national program that will consistently be aired at a specific time. No other Spanish-language radio broadcasters have this capability on a national level.

     ADVANTAGES TO RADIO UNICA. Although our owned and/or operated stations reach markets where approximately 63% of Hispanics reside, through our affiliates we are able to increase our reach to approximately 80%. Our affiliates have allowed us to cost-effectively expand our reach and appeal to advertisers. Affiliates allow us to enter a market without the capital expenditures that would be required in buying or building a station. Many of our affiliates have branded themselves as Radio Unica stations which helps build brand awareness and listener loyalty. Additionally, the network enables us to share the cost of programming over our owned and operated stations. We believe that this sharing of expenses allows us to invest a larger amount in programming compared to our competitors.

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

RADIO STATIONS

    The following table sets forth certain information concerning the stations owned and/or operated by the Company and their respective markets:

                                                                       Hispanic        Hispanic         Hispanic
  Rank by                                                           Population in     Population       Population
  Hispanic               Market                  Company                Market         as a % of        as a % of
 Population           Served/Station              Owned             (in thousands)   Total Market     U.S. Hispanics
--------------    -----------------------    --------------         --------------   -------------    ---------------
      1           Los Angeles
                     KBLA (AM)                    Owned                7,000           41.4%             18.1%
      2           New York
                     WWRU (AM)                    Owned                3,971           19.2%             10.3%
                     WJDM (AM)                    Owned
      3           Miami
                     WNMA (AM)                    Owned                1,719           41.1%              4.5%
                     WJCC (AM)                    Owned
      4           Chicago
                     WNTD (AM)                    Owned                1,604           17.1%              4.2%
      5           Houston
                     KXYZ (AM)                    Owned                1,584           29.7%              4.1%
      6           San Francisco/San Jose
                     KIQI (AM)                    Owned                1,357           19.6%              3.5%
      7           Dallas/Ft. Worth
                      KAHZ (AM)                   Owned                1,325           22.0%              3.4%
      8           San Antonio
                     KZDC (AM)                    Owned                1,151           55.4%              3.0%
      9           Phoenix
                       KIDR (AM)                  Owned                1,035           25.0%              2.7%
     10           McAllen/Brownsville
                      KVJY (AM)                   Owned                  983           94.8%              2.5%
     12           Fresno
                       KWRU (AM)                  Owned                  812           47.6%              2.1%
     13           Sacramento
                        KATD (AM)                 Owned                  794           21.7%              2.1%
     16           Denver
                      KCUV (AM)                   Owned                  652           17.7%              1.7%
     25           Tucson
                       KQTL (AM)                  Owned                  347           31.8%              1.0%
                                                                  -------------                     ---------------
                  Totals                                             24,334                              63.2%
                                                                  =============                     ===============

OWNED STATIONS

     LOS ANGELES. Radio Unica's radio station KBLA(AM), broadcasting on 1580 kHz, serves the Los Angeles market, which has a population of approximately 16.9 million, of which approximately 7.0 million or 41.4% are Hispanic. In July 1998, Radio Unica acquired substantially all of the assets used in the operation of KBLA for a purchase price of approximately $21 million. The purchase of KBLA was financed primarily through the proceeds from our senior discount notes. KBLA is licensed at 50,000 watts during the daytime. KBLA's transmitter site is located in Los Angeles and enables this station to reach substantially all of the Los Angeles market.

     NEW YORK. Radio Unica's radio station WWRU(AM), broadcasting on 1660 kHz in the expanded band, serves the New York City market. The New York City market has a population of approximately 20.1 million, of which approximately 4.0 million or 19.2% are Hispanic. In January 1999, Radio Unica acquired WWRU, along with WJDM, KAHZ, Dallas/Fort Worth, and KIDR, Phoenix for a purchase price of approximately $30 million. The purchase of WWRU and WJDM, KAHZ and KIDR were financed primarily through the proceeds from our senior discount notes. WWRU is licensed at 10,000 watts during the daytime. WWRU's transmitter is located in Carlstadt, New Jersey and enables this station to reach substantially all of the New York City market during the day. We have received Federal Communications Commission ("FCC") approval to upgrade our night signal in

New York City, which will provide us with significantly improved market coverage at night. We expect to complete the upgrade before June 2002.

     In connection with the acquisition of WWRU, Radio Unica also acquired substantially all the assets used in the operation of WJDM(AM), broadcasting on 1530 kHz. WJDM is licensed at 1,000 watts during the daytime. Broadcast time on this station is currently sold to a third party. WJDM's transmitter is located in Elizabeth, New Jersey. The Company currently operates WWRU pursuant to special temporary authority ("STA") pending the submission by the Company of an application for license to cover its outstanding construction permit. The FCC first granted the STA on April 28, 1995 for a period of six months and has granted successive six months extensions. The Company's permit to construct WWRU, which was modified in 1999 to authorize improvement of the station's nighttime operations, expires December 6, 2003. Upon completion of the new nighttime facilities of WWRU, the Company will file a license application with the Commission. The Company cannot predict when the FCC will grant the license application, once it is filed. The license, when granted will contain a condition that will require the Company too relinquish within five years the license for either WWRU or WJDM.

     MIAMI. Radio Unica's radio station WNMA(AM), broadcasting on 1210 kHz, serves the Miami market. This market has a population of approximately 4.2 million, of which approximately 1.7 million or 41.1% are Hispanic. In May 1998, Radio Unica acquired WNMA for approximately $9 million. The purchase of WNMA was financed primarily through the proceeds from the issuance of preferred stock as well as the issuance of notes payable to one of our stockholders, Warburg, Pincus Ventures. WNMA is licensed at 47,000 watts during the daytime. WNMA's transmitter site is located in Miami Springs, Florida and enables this station to reach substantially all of the Miami market. During 2001 we completed a signal upgrade that extended the signal beyond the Miami market to Broward County and increased our coverage of South Florida's Hispanic population by approximately 10%.

     In connection with the acquisition of WNMA, the Company acquired WJCC(AM), broadcasting on 1700 kHz. Broadcast time on this station has been sold to a third party. Based on the terms of the license for WJCC, Radio Unica must relinquish the license of either WNMA or WJCC by May 13, 2003.

     CHICAGO. Radio Unica's radio station WNTD(AM), broadcasting on 950 kHz, serves the Chicago market. This market has a population of approximately 9.4 million, of which approximately 1.6 million or 17.1% are Hispanic. In May 1999, Radio Unica acquired WNTD for approximately $16.8 million. The purchase of WNTD was financed through the proceeds from our senior discount notes as well as proceeds from borrowings under our revolving credit facility. WNTD is licensed at 1,000 watts during the daytime. WNTD's transmitter is located in Chicago, Illinois and enables this station to reach substantially all of the Chicago market.

     HOUSTON. Radio Unica's station KXYZ(AM), broadcasting on 1320 kHz, serves the Houston market. This market has a population of approximately 5.3 million, of which approximately 1.6 million or 29.7% are Hispanic. The purchase of KXYZ was financed primarily through the proceeds from our senior discount notes. Prior to the acquisition, the station was operated for approximately 13 years with a Spanish-language format. KXYZ is licensed at 5,000 watts during the daytime. KXYZ's transmitter is located in Pasadena, Texas and enables this station to reach substantially all of the Houston market.

     SAN FRANCISCO/SAN JOSE. Radio Unica's station KIQI(AM), broadcasting on 1010 kHz, serves the San Francisco/San Jose market. This market has a population of approximately 6.9 million, of which approximately 1.4 million or 19.6% are Hispanic. In April 1998, Radio Unica acquired Oro Spanish Broadcasting, Inc., the parent of the licensee of KIQI, for approximately $12 million. The purchase of KIQI was financed primarily through the proceeds from the issuance of preferred stock, the issuance of notes payable to the former owners of KIQI and the issuance of notes payable to one of our stockholders, Warburg, Pincus Ventures. Prior to the acquisition, Oro Spanish Broadcasting, Inc. operated the station for approximately 17 years with a Spanish-language format. KIQI is licensed at 10,000 watts during the daytime. KIQI's transmitter is located in Oakland, California and enables this station to reach substantially all of the San Francisco/San Jose market during the day. We are pursuing an upgrade to improve the signal of the station by moving our Sacramento station to the northeast.

     DALLAS/FORT WORTH. Radio Unica's station KAHZ(AM), broadcasting on 1360 kHz, serves the Dallas/Fort Worth market. This market has a population of approximately 6.0 million, of which approximately 1.3 million or 22.0% are Hispanic. KAHZ is licensed at 5,000 watts during the daytime. KAHZ's transmitter is located in Fort Worth, Texas and enables this station to reach a significant portion of the Dallas/Forth Worth market. We are in the process of completing a signal upgrade that will provide us with significantly improved market coverage. We expect to complete the upgrade before June 2002.

     SAN ANTONIO. Radio Unica's station KZDC(AM), broadcasting on 1250 kHz, serves the San Antonio market. This market has a population of approximately 2.1 million, of which approximately 1.2 million or 55.4% are Hispanic. In June 2000, Radio Unica acquired KZDC from Lotus Texas Ltd for approximately $1.8 million. The purchase of KZDC was financed through the net proceeds from the initial public offering. Prior to the acquisition, Radio Unica operated the station under a local marketing agreement with Texas Lotus Ltd. KZDC is licensed at 5,000 watts during the daytime. KZDC's transmitter site is located in San Antonio, Texas and enables this station to reach substantially all of the San Antonio market.

     PHOENIX. Radio Unica's station KIDR(AM), broadcasting on 740 kHz, serves the Phoenix market. This market has a population of approximately 4.1 million, of which approximately 1.0 million or 25.0% are Hispanic. KIDR is licensed at 1,000 watts during the daytime. KIDR's transmitter is located in Phoenix, Arizona and enables this station to reach substantially all of the Phoenix market.

     McALLEN/BROWNSVILLE. Radio Unica's station KVJY(AM) broadcasting on 840 kHz, serves the McAllen market. This market has a population of approximately
1.0 million, of which approximately 983,000 or 94.8% are Hispanic. In June 2000, Radio Unica acquired KVJY from El Pistolon Investments, L.P. for approximately $2.5 million. The purchase of KVJY was financed through the net proceeds from the initial public offering. From February through May 2000, Radio Unica operated the station under a local marketing agreement with El Pistolon Investments, L.P. KVJY is licensed at 5,000 watts during the daytime. KVJY's transmitter is located in Edinburg, Texas and enables the station to reach substantially all of the McAllen/Brownsville market.

     FRESNO. Radio Unica's station KWRU(AM) broadcasting on 940 kHz, serves the Fresno market. This market has a population of approximately 1.7 million, of which approximately 812,000 or 47.6% are Hispanic. In June 2000, Radio Unica acquired KWRU from Harry Pappas for approximately $7.5 million. The purchase of KWRU was financed through the net proceeds from the initial public offering as well as through the issuance of shares of the Company's stock. From December 1999 through June 2000, Radio Unica operated the station under a local marketing agreement with Harry Pappas. KWRU is licensed at 50,000 watts during the daytime. KWRU's transmitter is located in Fresno, California and enables the station to reach substantially all of the Fresno market.

     SACRAMENTO. Radio Unica's station KATD(AM) broadcasting on 990 kHz, serves the Sacramento market. This market has a population of approximately 3.7 million, of which approximately 794,000 or 21.7% are Hispanic. In October 2000, Radio Unica acquired KATD from Peoples Radio, Inc. for approximately $5.0 million. The purchase of KATD was financed through the net proceeds from the initial public offering as well as through the issuance of shares of the Company's stock. KATD is licensed at 5,000 watts during the daytime. KATD's transmitter is located in Pittsburg, California and enables the station to reach a significant portion of the Sacramento market. We are pursuing an upgrade to improve the signal of the station by moving the transmitter site closer to Sacramento.

     DENVER. Radio Unica's station KCUV(AM) broadcasting on 1150 kHz, serves the Denver market. This market has a population of approximately 3.7 million, of which approximately 652,000 or 17.7% are Hispanic. In January 2000, Radio Unica acquired KCUV from Den-Mex LLC for approximately $2.8 million. The purchase of KCUV was financed through the net proceeds from the initial public offering. During 1999, Radio Unica operated the station under a local marketing agreement with Den-Mex LLC. KCUV is licensed at 5,000 watts during the daytime. KCUV's transmitter is located in Englewood, Colorado and enables the station to reach substantially all of the Denver market. We have received FCC approval to upgrade the signal of the station.

     TUCSON. Radio Unica's station KQTL(AM) broadcasting on 1210 kHz, serves the Tucson market. This market has a population of approximately 1.1 million, of which approximately 347,000 or 31.8% are Hispanic. In August 2000, Radio Unica acquired KQTL from Cima Broadcasting LLC for approximately $3.3 million. The purchase of KQTL was financed through the net proceeds from the initial public offering. From April through July 2000, Radio Unica operated the station under a local marketing agreement with Cima Broadcasting. KQTL is licensed at 10,000 watts during the daytime. KQTL's transmitter is located in Sahuarita, Arizona and enables the station to reach substantially all of the Tucson market.

LOCAL MARKETING AGREEMENTS (OPERATED STATIONS)

     SAN DIEGO. From January 1, 2000 through December 31, 2001 the Company operated station KURS(AM), broadcasting on 1040 kHz, in San Diego pursuant to a Local Marketing Agreement ("LMA") with Quetzal Bilingual Comm., Inc. Pursuant to this LMA, the Company operated, and supplied all programming for, this station. At December 31, 2001 the Company elected not to exercise its option to acquire the station or extend the LMA.

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

     On January 1, 2002, the Company entered into a three year affiliation agreement with Uniradio Corp Broadcasting Baja California S.A. de C.V. ("BBC"), a Mexican company broadcasting on radio station XERCN in Tijuana, Mexico. The agreement provides the Company with an affiliate serving the San Diego, California market, the 10th ranked market in the United States in terms of Hispanic population. The agreement requires BBC to air the Company's network programming on station XERCN, which reaches substantially all of the San Diego market. The Company has sought and received permission from the FCC to allow it to supply programming to station XERCN. The agreement requires the Company to sell time for national advertising on station XERCN (for the which the Company is entitled to a sales commission), and to guarantee BBC a minimum of $250,000 per year in national advertising sales for the station.

COMPETITION

     Radio broadcasting is a highly competitive business. The financial success of each of our radio stations depends, to a significant degree, upon our audience ratings, our share of the overall radio advertising revenue within each geographic market and the economic health of the market. In addition, our advertising revenue depends upon the desire of marketers to reach our audience demographic. Our radio stations compete for audience share and advertising revenue directly with other FM and AM radio stations and with other media within their respective markets, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising, and direct mail advertising. Some of these radio stations and networks also broadcast Spanish-language talk radio. Our primary competitors are Univision, Telemundo, Hispanic Broadcasting Corporation, Entravision Communications Corp. and Spanish Broadcasting Systems Inc. Many of these entities are larger and have significantly greater resources than Radio Unica. Additionally, our Arbitron ratings for many of our stations are below the ratings of our competitors. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. The audience ratings and advertising revenue of our individual stations are subject to change and any adverse change in a particular market could have a material adverse effect on our operations. There is no ranking of Spanish-language radio networks.

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

SEASONALITY

     The Company's revenues and cash flow are expected to be typically lowest in the first calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

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

     There are no renewal applications currently pending for any of Radio Unica's broadcast licenses. Although Radio Unica does not anticipate any material difficulty in obtaining license renewals for full terms in the future, however, there can be no assurance that the licenses of each of our stations will be renewed or will be renewed without conditions or sanctions.

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

     On December 6, 2000, the FCC adopted a Notice of Proposed Rulemaking seeking comment on whether and how to modify the methods used in counting radio stations for purposes of applying the multiple and cross-ownership rules. Under the current rule, the FCC defines a radio market based on overlapping signal contours. The FCC has requested comment on a number of alternative methods for defining a radio market, including but not limited to: relying on a commercially determined market definition service such as Arbitron; counting only those stations that overlap a certain percentage of the contour of one or more mutually overlapping stations; and counting only those stations whose contours overlap or intersect the overlap area of the principal city contours of the stations whose ownership is being merged. On November 9, 2001, the FCC adopted an additional Notice of Proposed Rulemaking to examine whether its local radio ownership rules and policies are adequately protecting the public interest, as well as to continue consideration of the still-outstanding issues related to defining the radio market. The FCC has not proposed to apply any changes retroactively to existing ownership combinations. Radio Unica, however, cannot predict what, if any, changes will be made by the FCC and cannot predict whether any such changes will affect Radio Unica's ability to acquire additional radio stations in the future.

     ATTRIBUTION RULES. All holders of attributable interests must comply with, or obtain waivers of, the FCC's multiple and cross-ownership rules. Under the current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 20% or more of such stock. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media entity. Since 1984, whenever a single shareholder holds a majority of the voting stock of a corporate licensee, the FCC has considered other shareholders of the licensee, unless they are also officers or directors of the licensee, exempt from attribution. The FCC repealed this single-majority-shareholder exception to the attribution of broadcast interests last year, but grandfathered minority shareholdings acquired before December 14, 2000. Recently, however, the FCC suspended the repeal of this exception, pending further review. As a result, the FCC again will consider minority shareholders exempt from its attribution rules, as long as they are not officers or directors of the licensee, if a single shareholder holds a majority of the voting stock.

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

     PROGRAMMING REQUIREMENTS. While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation. The FCC also has imposed equal employment opportunity rules on licensees. Under recently revised equal employment opportunity rules, broadcast licensees, such as Radio Unica were required to not discriminate in hiring practices, to file certain employment reports annually and at other times, to certify compliance with the rules, and to conduct "broad outreach" in their recruiting efforts by widely disseminating information regarding job openings. On January 16, 2001, the United States Court of Appeals for the D.C. Circuit found unconstitutional and vacated the revised equal employment opportunity rules. In light of the court's opinion, the FCC suspended its equal employment opportunity outreach program rules while it considers proposed new outreach rules designed to comply with the court's decision. Broadcast licensees, such as Radio Unica, however, still must afford equal opportunity in employment to all qualified persons.

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

     FCC rules also prohibit a radio licensee from simulcasting more than 25% of its programming on other radio stations in the same broadcast service (i.e., AM-AM), whether it owns both stations or operates one or both through a LMA, where such stations serve substantially the same geographic area as defined by the stations' principal community contours. One exception to the simulcast rule permits unlimited simulcasting on an expanded band AM station of the programming of a corresponding commonly owned non-expanded band AM station in the same market. Radio Unica formerly took advantage of the FCC's exception to the general rule for simulcasting on an expanded band station (WJCC) in order to simulcast in Miami.

     LOW POWER RADIO BROADCAST SERVICE. On January 20, 2000, the FCC adopted rules creating a new, low power FM radio service. These rules became effective on April 17, 2000. This new radio service consists of two classes of low power FM stations: one class with a maximum power of 100 watts that could reach an area with a radius of approximately three and a half miles; and another with a maximum power level of 10 watts that could reach an area with a radius of one to two miles. This new service will be exclusively noncommercial, and the stations will operate throughout the FM band. Existing licensees, like Radio Unica, are prohibited from owning or having a relationship with these new low power FM radio stations. In December 2000, the FCC announced the first group of noncommercial educational applicants that are eligible for new low power FM radio licenses. Pursuant to legislation enacted by the 106th Congress, these applicants currently are only eligible for licenses if the low power FM stations fully protect full service FM and FM translator stations authorized on third-adjacent channels. Implementation of this low power radio service will provide an additional audio programming service that could compete with Radio Unica's stations for listeners.

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

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 340 full-time employees. As of such date, none of the Company's employees were represented by unions. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters is located in Miami, Florida. The types of properties required to support each of the Company's owned and operated stations include land, office space, broadcasting studios and towers where broadcasting transmitters and antenna equipment are located. The Company leases space in the building housing its corporate headquarters under a lease expiring in 2008. The land, broadcasting studios and office space of the Company's owned and operated stations are located in leased facilities with lease terms expiring at various dates through December 2023.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the directors and executive officers of the Company and certain key employees of Radio Unica Network, Inc.

                    NAME                             AGE                           POSITION
---------------------------------------------    -------------      ---------------------------------------
Joaquin F. Blaya                                      56            Chairman of the Board and
                                                                       Chief Executive Officer
Jose C. Cancela                                       44            President and Director

Steven E. Dawson                                      38            Chief Financial Officer, Executive
                                                                       Vice President, Secretary
                                                                         and Director

Andrew C. Goldman                                     54            Executive Vice President, Business
                                                                       Affairs and Director

Blaine R. Decker                                      50            Executive Vice President,
                                                                      Network Sales

Omar Marchant                                         66            Vice President, Programming of
                                                                       Radio Unica Network, Inc.

Adriana Grillet                                       48            Vice    President    of    Promotions,
                                                                    Affilliate   Relations  and  Community
                                                                    Affairs of  Radio Unica Network, Inc.

Roy Pressman                                          48            Vice President, Engineering of
                                                                       Radio Unica Network, Inc.

Manuel  Borges                                        33            Vice President of Finance

Leonard S. Coleman Jr.                                53            Director

Thomas P. Martin                                      55            Director

Sidney Lapidus                                        63            Director

David E. Libowitz                                     39            Director

Justin Sadrian                                        29            Director

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

ROY PRESSMAN. Mr. Pressman has served as Radio Unica Network, Inc.'s Vice President, Engineering since December 1997. Mr. Pressman has over 20 years of experience in building and managing radio station facilities. From August 1997 to December 1997, Mr. Pressman served as Director of Engineering at Clear Channel Communications, Inc. ("Clear Channel"). He was employed as Vice President, Engineering at Paxson Communications Corp., since acquired by Clear Channel, from August 1993 to July 1997. Prior to that, Mr. Pressman was employed as Director of Engineering at Gilmore Broadcasting, Inc.

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

THOMAS P. MARTIN. Mr. Martin, a Director of the Company since November 2001, is President of Circle Advisors, Inc. a 25 year old firm specializing in executive compensation and benefits where he has been employed since 1982.

SIDNEY LAPIDUS. Mr. Lapidus, a Director of the Company since September 1998, is a General Partner of Warburg Pincus & Co.("WP") and a Managing Director and Member of E.M. Warburg Pincus & Co. LLC ("EMLLC"), where he has been employed since 1967. Mr. Lapidus is also a director of Lennar Corp., Knoll, Inc., Information Holdings Inc. and several private companies.

DAVID E. LIBOWITZ. Mr. Libowitz, a Director of the Company since December 2000, is a General Partner at WP and a Member and Managing Director of EMLLC, where he has been employed since July 1991. He is currently a director of Information Holdings Inc. and several privately held companies.

JUSTIN SADRIAN. Mr. Sadrian, a Director of the Company since December 2001 is an Associate with Warburg Pincus LLC, where he has been employed since 2000. Prior to joining Warburg, he was employed at J.P. Morgan & Co. from 1995 to 1999 in their Investment Banking and Merchant Banking Groups. Mr. Sadrian is also a director of Imark Communications, LLC, and American Show Management, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "UNCA". The following table sets forth for the past two years the high and low closing prices per share as reported by the Nasdaq National Market.

                                    2001                       2000
                              ----------------          -----------------
                               HIGH       LOW            HIGH        LOW
                              ----------------          -----------------
        First Quarter         $  5.25   $ 2.66           $ 30.63   $ 9.88
        Second Quarter           4.25     2.09             12.00     3.94
        Third Quarter            3.45     1.00              8.06     3.88
        Fourth Quarter           1.49     0.68              4.31     2.25

     As of March 27, 2002 there were approximately 19 stockholders of record. The Company believes it has more than 2,000 beneficial owners of its common stock.

DIVIDEND POLICY

     The Company has never paid or declared any cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. Future dividends, if any, will depend on, among other things, the Company's results of operations, capital requirements and on such other factors as the Board of Directors of the Company may, in its discretion, consider relevant. The Company's 11 3/4% Senior Discount Notes due 2006 have covenants restricting among other things, the payment of dividends. For the year ended December 31, 2001, the Company did not declare nor pay any dividends.

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

     From the effective date of the registration statement through December 31, 2001, the net proceeds from the offering have been used for the following purposes; none of which was paid to persons who were officers, directors, 10% stockholders or affiliates.

                                                                               (IN MILLIONS)
                                                                               ------------
Repayments of amounts outstanding under the revolving credit facility          $       16.5
Acquisition of radio stations                                                          20.3
Other purpose, including deposits on time brokerage agreements
 and acquisition of radio broadcasting rights                                           5.5
Capital expenditures                                                                    7.5
Working capital and other                                                              20.1
Acquisition of Company stock held in treasury                                           1.3
Investment in unconsolidated companies                                                  7.0
Acquisition of MASS Promotions Inc.                                                     1.3
Temporary investments in cash and cash equivalents                                     19.9
                                                                               ============
                                                                               $       99.4
                                                                               ============

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, have been derived from the consolidated financial statements of the Company, which were audited by Ernst & Young LLP, independent certified public accountants. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the notes thereto, appearing elsewhere in this annual report.

                                                                           FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                            ---------------------------------------------------------------------------------------
                                                        2001             2000              1999            1998               1997
                                            ----------------   --------------  ----------------   -------------    ----------------
STATEMENT OF OPERATIONS DATA:
Net revenue                                 $     37,517,496   $   30,095,711    $   16,217,180   $   8,218,043    $            --
Operating expenses
   Stock option compensation expense                 587,525        3,162,976        19,591,106              --                 --
   LMA termination fee                                    --               --         2,000,000              --                 --
   Other                                          59,011,482       45,494,822        36,032,810      28,196,739          1,802,816
                                            ----------------   --------------   ----------------  --------------   ----------------
Loss from operations                             (22,081,511)     (18,562,087)      (41,406,736)    (19,978,696)        (1,802,816)
Interest expense, net                            (15,657,566)     (11,578,871)      (12,355,973)     (4,289,658)           (12,765)
Other                                             (4,998,144)      (2,985,917)          (20,719)        (14,867)                --
                                            ----------------   --------------   ----------------  --------------   ----------------
Loss before income taxes                         (42,737,221)     (33,126,875)      (53,783,428)    (24,283,221)        (1,815,581)
Income tax (expense) benefit                         156,071          809,448          (311,989)      2,446,745                 --
                                            ----------------   --------------   ----------------  --------------   ----------------
Net loss                                         (42,581,150)     (32,317,427)      (54,095,417)    (21,836,476)        (1,815,581)
Accrued dividends on preferred stock                      --               --         3,149,389       2,850,608            119,490
                                            ----------------   --------------   ----------------  --------------   ----------------
Net loss applicable to common shareholders  $    (42,581,150)  $  (32,317,427)   $  (57,244,806)  $ (24,687,084)   $    (1,935,071)
                                            ================   ==============   ================  ==============   ================
OTHER FINANCIAL DATA:

Depreciation and amortization               $      6,812,827   $    6,126,862    $    5,184,941   $   1,696,376    $            --
EBITDA (1)                                       (15,268,684)     (12,435,225)      (36,221,795)    (18,282,320)        (1,802,816)
Adjusted EBITDA (2)                              (14,681,159)      (9,272,249)      (14,630,689)    (18,282,320)        (1,802,816)

BALANCE SHEET DATA (AT END OF PERIOD):

Cash and cash equivalents                   $     19,909,952   $   39,274,817    $   76,806,025   $  38,894,144    $     1,126,862
Working capital                                   24,959,134       47,735,901        80,555,141      52,867,136          1,047,193
Total assets                                     163,334,816      185,871,571       201,086,566     123,503,442          6,678,088
Long-term debt                                   150,059,049      132,062,425       118,025,542     105,779,128                 --
Series A redeemable cumulative preferred
stock                                                     --               --                --      38,266,437          5,316,990
Stockholders' equity (deficit)                     6,414,242       48,782,234        76,951,974     (26,305,524)        (1,922,571)

(1) EBITDA is defined as loss from operations plus depreciation and amortization.
(2) Adjusted EBITDA is defined as loss from operations plus depreciation and amortization, stock option compensation expense and LMA termination fee.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, the notes thereto and the supplemental data included in this annual report.

GENERAL

     The Company, incorporated on September 12, 1996 (inception), was organized for the purpose of producing, broadcasting and distributing Spanish-language radio programming in the United States. The Company's strategy is to develop its radio network as a national advertising platform that is attractive to national advertisers. The network is comprised of owned and operated stations and affiliated stations. The Company launched its network on January 5, 1998 with 30 affiliated stations and three stations operated under LMAs.

     The Company generates revenue from sales of network advertising time and sales of advertising time on the Company-owned and operated stations ("O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All revenues are stated net of any agency commissions. The Company also generates revenue from its promotional and merchandising services company, MASS Promotions, Inc. ("MASS"). The Company recognizes revenue generated by MASS when the promotional and/or merchandising services are performed.

     The Company's operating expenses consist of programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, cost of promotion services and general and administrative expenses.

     The Company's performance is customarily measured by its earnings (loss) from operations plus depreciation and amortization ("EBITDA"). EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles ("GAAP")), but because it is a widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

     On October 19, 1999, the Company completed an initial public offering ("IPO") of 6,840,000 shares of its common stock at an IPO price of $16.00 per share. The Company received net proceeds from the IPO of approximately $99.4 million on October 22, 1999. The net proceeds from the IPO were used to repay the indebtedness under the revolving credit facility, to acquire radio stations, upgrade existing stations and for general corporate purposes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER  31, 2000

     NET REVENUE. Net revenue increased by approximately $7.4 million or 25% to approximately $37.5 million for the year ended December 31, 2001 from approximately $30.1 million for the year ended December 31, 2000. The increase in net revenue relates to increased network and O&Os sales and revenue generated by promotional and merchandising services associated with MASS.

     OPERATING EXPENSES. Operating expenses increased by approximately $10.9 million or 22% to approximately $59.6 million for the year ended December 31, 2001 from approximately $48.7 million for the year ended December 31, 2000. The increase in operating expenses is due to increased direct operating expenses of approximately $0.4 million, increased selling, general and administrative expenses of approximately $3.2 million, increased network expenses of approximately $5.6 million, increased depreciation and amortization of approximately $0.7 million and costs associated with the operations of MASS of approximately $3.6 million, offset in part by a decrease in stock option compensation expense of $2.6 million.

     Direct operating expenses increased by approximately $0.4 million or 7% to approximately $7.3 million for the year ended December 31, 2001 from approximately $6.9 million for the year ended December 31, 2000. The increase in direct operating expenses is primarily due to increased spending associated with the promotion and marketing of the O&Os as well as the increase in the number of O&Os.

     Selling, general and administrative expenses increased by approximately $3.2 million or 21% to approximately $18.7 million for the year ended December 31, 2001 from approximately $15.5 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os, increased sales costs associated with the increase in revenue, an increase in the allowance for doubtful accounts, as well as administrative costs associated with MASS.

     Network expenses increased by approximately $5.6 million or 43% to approximately $18.6 million for the year ended December 31, 2001 from approximately $13.0 million for the year ended December 31, 2000. The increase in network expenses is mainly due to an increase in the cost of network programming, including sporting events, increased sales costs associated with the increase in network revenue, increased spending associated with the promotion and marketing of the network as well as costs related to the termination of an employment contract.

     Corporate expenses remained constant at approximately $4.0 million for the years ended December 31, 2001 and 2000. Corporate expenses are comprised of the cost of corporate management as well as legal and professional fees.

     Cost of promotion services of approximately $3.6 million for the year ended December 31, 2001 relates to the cost of promotional and merchandising services incurred by MASS for its clients.

     Depreciation and amortization increased by approximately $0.7 million or 11% to approximately $6.8 million for the year ended December 31, 2001 from approximately $6.1 million for the year ended December 31, 2000. The increase in depreciation and amortization is due to additions of fixed and intangible assets arising from the acquisition of new O&Os as well as the addition of fixed assets relating to the buildout and upgrades of existing O&Os.

     Stock option compensation expense decreased by approximately $2.6 million or 81% to approximately $0.6 million for the year ended December 31, 2001 from approximately $3.2 million for the year ended December 31, 2000. Stock option compensation expense represents a non-cash charge relating to the vesting of variable options granted to employees of the Company. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 2000.

     OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $6.1 million or 42% to approximately $(20.7) million for the year ended December 31, 2001 from approximately $(14.6) million for the year ended December 31, 2000. Other income (expense) for the year ended December 31, 2001 included interest income of approximately $1.4 million, interest expense of approximately $17.1 million and the loss on an investment in an unconsolidated company of approximately $5.0 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $3.6 million in interest income and $15.1 million in interest expense as well as a loss in an unconsolidated company of approximately $3.0 million during the year ended December 31, 2000.

     INCOME TAX BENEFIT (EXPENSE). The Company recorded an income tax benefit in 2001 of approximately $0.2 million as compared to approximately $0.8 million for the year ended December 31, 2000.

The benefit in 2001 and 2000 results from the Company's ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.

     NET LOSS. Net loss increased by approximately $10.3 million or 32% to approximately $42.6 million for the year ended December 31, 2001 as compared to a net loss of approximately $32.3 million for the year ended December 31, 2000. The increase in net loss is mainly the result of the loss on the investment in an unconsolidated company, increased costs of network programming, including sporting events, increased costs associated with the promotion and marketing of the Company's network and O&Os, costs related to the termination of an employment contract, increased depreciation and amortization resulting from the increase in the number of and buildout of O&Os, increased interest on the outstanding balance of the Senior Discount Notes and decreased interest income partially offset by the increase in net revenue and the reduction of non-cash stock option compensation expense.

     EBITDA. EBITDA, less the non-cash charge relating to the stock option compensation expense of approximately $0.6 million and $3.2 million for the years ended December 31, 2001 and 2000, respectively, decreased by approximately $5.4 million or 58% to approximately $(14.7) million for the year ended December 31, 2001 as compared to approximately $(9.3) million for the year ended December 31, 2000. EBITDA decreased by approximately $2.8 million or 23% to approximately $(15.2) million for the year ended December 31, 2001 as compared to approximately $(12.4) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the increased costs of network programming, including sporting events, increased costs associated with the promotion and marketing of the Company's network and O&Os, and costs related to the termination of an employment contract, partially offset by the increase in net revenue and the reduction in non-cash stock option compensation expense.

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

     Selling, general and administrative expenses increased by approximately $3.7 million or 31% to approximately $15.5 million for the year ended December 31, 2000 from approximately $11.8 million for the year ended December 31, 1999. The increase in selling, general and administrative expenses primarily relates to the variable costs associated with the increase in sales as well as the increase in the number of O&Os.

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

     Stock option compensation expense decreased by approximately $16.4 million or 84% to approximately $3.2 million for the year ended December 31, 2000 from approximately $19.6 million for the year ended December 31, 1999. Stock option compensation expense represents a non-cash charge relating to the vesting of variable options granted to employees of the Company. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has had negative cash flows from operations since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the proceeds from the IPO, the issuance of the 11 3/4% Senior Discount Notes due August 1, 2006 and the issuance of promissory notes, common stock and preferred stock to the Company's stockholders.

     Net cash used in operating activities decreased by approximately $2.8 million to approximately $9.8 million for the year ended December 31, 2001 as compared to approximately $12.6 million for the year ended December 31, 2000. Net cash used in investing activities was approximately $9.1 million and $23.2 million for the years ended December 31, 2001 and 2000, respectively. The decrease of $14.1 million from 2000 to 2001 is primarily due to the lack of radio station acquisitions during 2001. Net cash used in financing activities was $(0.4) million and $(1.7) million for the years ended December 31, 2001 and 2000, respectively. The decrease of approximately $(1.3) million primarily relates to the acquisition of treasury stock during 2000.

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $3.9 million and $3.6 million for the years ended December 31, 2001 and 2000, respectively.

     The Company believes that the remaining proceeds from the IPO, and to the extent it is able to enter into a revolving credit facility, will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until its business strategy provides the Company with sufficient operating cash flow. There can be no assurance that such business strategy will be successfully implemented or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of the Company's common stock and Senior Discount Notes, and the Company's ability to pay the principal of and interest on the Senior Discount Notes. There is also no assurance that the Company will be able to enter into a revolving credit facility on acceptable terms, if at all.

     The known impact on future operating results related to the Senior Discount Notes will be annual interest expense through August 1, 2006 as follows:

                   YEAR ENDED DECEMBER 31,
                   -----------------------
                        (IN MILLIONS)
                        -------------
    2002........       $  17.9       2005..........     $ 18.6
    2003........          18.6       2006..........       10.8
    2004........          18.6

     Expected interest payments under the terms of the Senior Discount Notes are as follows:

                 YEAR ENDED DECEMBER 31,
              -----------------------------
                            (IN MILLIONS)
                     ----------------------
              2003....     $       18.6
              2004....             18.6
              2005....             18.6
              2006....             10.8

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. The Company adopted this statement effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill and intangible assets with indefinite useful lives is expected to result in an increase in operating income of approximately $3.8 million in 2002. At December 31, 2001, the Company had goodwill of approximately $5.8 million and intangible assets with indefinite useful lives of approximately $98.2 million.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the fiscal year beginning November 1, 2002. SFAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. We believe the impact on our financial position and results of operations from the adoption of SFAS 144 will not be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company was subject to interest rate risk on the interest on borrowings under the Revolving Credit Facility. However, as of November 23, 2001 the credit facility was terminated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                Number
                                                                                              ----------
Report of Independent Certified Public Accountants                                                31

Consolidated Balance Sheets as of December 31, 2001 and 2000                                      32

Consolidated Statements of Operations for the Years Ended December 31, 2001,
   2000 and 1999                                                                                  33

Consolidated Statements of Changes in Series A Redeemable Cumulative Preferred
   Stock and Stockholders' Equity (Deficit) for the Years Ended December 31,
   2001, 2000 and 1999                                                                            34

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
   2000 and 1999                                                                                  35

Notes to Consolidated Financial Statements                                                        36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Radio Unica Communications Corp.

     We have audited the accompanying consolidated balance sheets of Radio Unica Communications Corp. (formerly Radio Unica Holdings Corp.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in Series A redeemable cumulative preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index of Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio Unica Communications Corp. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Miami, Florida
March 5, 2002

RADIO UNICA COMMUNICATIONS CORP.
CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                             -----------------------------------------
                                                                                       2001                   2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $     19,909,952     $        39,274,817
   Accounts receivable, net of allowance for doubtful accounts of
   $1,253,425 and $824,261 at December 31, 2001 and 2000, respectively             10,251,340               8,120,255
   Prepaid expenses and other current assets                                        1,600,898               4,102,427
                                                                             ----------------     -------------------
Total current assets                                                               31,762,190              51,497,499
   Property and equipment, net                                                     23,971,415              22,369,517
   Broadcast licenses, net of accumulated amortization of $10,336,623
   and $6,685,734 at December 31, 2001 and 2000, respectively                      98,200,730             101,969,501
   Other intangible assets, net                                                     9,055,938               7,711,404
   Other assets                                                                       344,543               2,323,650
                                                                             ----------------     -------------------
                                                                             $    163,334,816     $       185,871,571
                                                                             ================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                          $      2,216,655     $           946,267
   Accrued expenses                                                                 2,942,467               2,508,674
   Deferred revenue                                                                   658,943                 262,440
   Current portion of notes payable                                                   984,991                  44,217
                                                                             ----------------     -------------------
Total current liabilities                                                           6,803,056               3,761,598

Other liabilities                                                                      55,000                 165,000
Notes payable                                                                       1,139,276                  45,707
Deferred taxes                                                                        988,460               1,144,531
Senior discount notes                                                             147,934,782             131,972,501

Commitments and contingencies

Stockholders' equity :
   Preferred stock; $.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                                       --                      --
   Common stock; $.01 par value; 40,000,000 shares authorized;
     21,420,456 and 21,290,402 shares issued, respectively; and
     20,941,656 and 20,811,602 shares outstanding, respectively                       214,205                 212,904
   Additional paid-in capital                                                     161,522,206             161,421,490
   Treasury stock at cost; 478,800 shares                                          (1,315,644)             (1,315,644)
   Stockholder notes receivable                                                      (749,657)               (329,069)
   Deferred compensation expense                                                     (570,817)             (1,102,546)
   Accumulated deficit                                                           (152,686,051)           (110,104,901)
                                                                             ----------------     -------------------
Total stockholders' equity                                                          6,414,242              48,782,234
                                                                             ----------------     -------------------
                                                                             $    163,334,816     $       185,871,571
                                                                             ================     ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Year Ended December 31,
                                                             --------------------------------------------------------
                                                                  2001               2000                 1999
---------------------------------------------------------------------------------------------------------------------
Net revenue                                                  $   37,517,496    $     30,095,711   $        16,217,180
Operating expenses:
   Direct operating                                               7,323,190           6,858,971             3,747,894
   Selling, general and administrative                           18,673,947          15,487,676            11,839,845
   Network                                                       18,571,644          12,993,178            12,213,570
   Corporate                                                      4,002,558           4,028,135             3,046,560
   Cost of promotions company sales                               3,627,316                   -                     -
   Depreciation and amortization                                  6,812,827           6,126,862             5,184,941
   LMA termination fee                                                    -                   -             2,000,000
   Stock option compensation                                        587,525           3,162,976            19,591,106
                                                             --------------    ----------------   -------------------
                                                                 59,599,007          48,657,798            57,623,916
                                                             --------------    ----------------   -------------------
Loss from operations                                            (22,081,511)        (18,562,087)          (41,406,736)
Other income (expense):
   Interest expense                                             (17,059,721)        (15,146,458)          (14,053,053)
   Interest income                                                1,402,155           3,567,587             1,697,080
   Loss on investments in unconsolidated companies               (5,008,160)         (3,008,000)                     -
   Other, net                                                        10,016              22,083               (20,719)
                                                             --------------    ----------------   -------------------
                                                                (20,655,710)        (14,564,788)          (12,376,692)
                                                             --------------    ----------------   -------------------
Loss before income taxes                                        (42,737,221)        (33,126,875)          (53,783,428)
Income tax benefit (expense)                                        156,071             809,448              (311,989)
                                                             --------------    ----------------   -------------------
Net loss                                                        (42,581,150)        (32,317,427)          (54,095,417)
Accrued dividends on Series A redeemable
   cumulative preferred stock                                             -                   -             3,149,389
                                                             --------------    ----------------   -------------------
Net loss applicable to common stockholders                   $  (42,581,150)   $    (32,317,427)  $       (57,244,806)
                                                             ==============    ================   ===================
Net loss per common share applicable to
   common stockholders - basic and diluted                   $        (2.04)   $          (1.53)  $             (4.37)
                                                             ==============    ================   ===================
Weighted average common shares
   outstanding - basic and diluted                               20,850,884          21,130,551            13,090,048
                                                             ==============    ================   ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

RADIO UNICA COMMUNICATIONS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK AND STOCK HOLDERS' EQUITY (DEFICIT)

                                           SERIES A
                                          REDEEMABLE
                                          CUMULATIVE                                             ADDITIONAL
                                        PREFERRED STOCK              COMMON STOCK                 PAID IN
                                     ---------------------         -------------------            CAPITAL
                                     Shares         Amount         Shares       Amount          (Deficiency)
                                     ------         ------         ------       ------          ------------
Balance at December 31, 1998         353,560     $  38,266,437  $ 11,071,074   $  110,711        $  (2,724,178)

Issuance of Series A reedemable
   cumulative preferred stock
   and common stock                      347            34,651        10,850          108                  242

Accrued dividends on Series A
   redeemable cumulative
   preferred stock                        --         3,149,389            --           --           (3,149,389)

Repayment of stockholder note
   receivable issued for Series
   a redeemable cumulative
   preferred stock and common
   stock                                  --            49,500            --           --                  500

Issuance of common stock                  --                --        46,004          460                1,024

Net proceeds from issuance of
   common stock in a public
   offering net of offering
   expenses of $9, 991, 113               --                --     6,840,000       68,400           99,380,487

Exchange of Series A redeemable
   cumulative preferred stock
   for common stock                 (353,907)      (41,499,977)    2,974,909       29,749           41,470,228

Stock option compensation
   expense                                --                --            --           --           19,591,106

Deferred compensation expense             --                --            --           --            4,265,522
Stockholder note receivable
   issued for common stock                --                --            --           --              (40,000)

Net loss                                  --                --            --           --                   --
                                     -------     -------------    ----------   ----------        -------------

Balance at December 31, 1999              --                --    20,942,837      209,428          158,795,542
Issuance of common stock                  --                --       347,565        3,476            2,625,948
Stock option compensation
   expense                                --                --            --           --                   --

Treasury stock purchased                  --                --            --           --                   --

Stockholder notes receivable              --                --            --           --                   --

Net loss                                  --                --            --           --                   --
                                     -------     -------------    ----------   ----------        -------------
Balance at December 31, 2000              --                --    21,290,402   $  212,904        $ 161,421,490

Issuance of common stock                  --                --       130,054        1,301               44,920

Stock option compensation
   expense                                --                --            --           --                   --

Deferred compensation expense             --                --            --           --               55,796

Stockholder notes receivable              --                --            --           --                   --

Net loss                                  --                --            --           --                   --
                                     -------     -------------    ----------   ----------        -------------
Balance at December 31, 2001              --     $          --    21,420,456   $  214,205        $ 161,522,206
                                     =======     =============    ==========   ==========        =============

                                           TREASURY STOCK           STOCK HOLDER       DEFERRED
                                       ----------------------           Notes        Compensation    Accumulated
                                       Shares          Amount        Receivable        Expense         Deficit          Total
                                       ------          ------        ----------        -------         -------          -----
Balance at December 31, 1998                --        $     --        $     --      $       --   $  (23,692,057)  $ (26,305,524)

Issuance of Series A reedemable
   cumulative preferred stock
   and common stock                         --              --              --              --               --             350

Accrued dividends on Series A
   redeemable cumulative
   preferred stock                          --              --              --              --               --      (3,149,389)

Repayment of stockholder note
   receivable issued for Series
   a redeemable cumulative
   preferred stock and common
   stock                                    --              --              --              --               --             500

Issuance of common stock                    --              --              --              --               --           1,484

Net proceeds from issuance of
   common stock in a public
   offering net of offering
   expenses of $9, 991, 113                 --              --              --              --               --      99,448,887

Exchange of Series A redeemable
   cumulative preferred stock
   for common stock                         --              --              --              --               --      41,499,977

Stock option compensation
   expense                                  --              --              --              --               --      19,591,106

Deferred compensation expense               --              --              --      (4,265,522)              --              --
Stockholder note receivable
   issued for common stock                  --              --              --              --                          (40,000)

Net loss                                    --              --              --              --      (54,095,417)    (54,095,417)
                                     ---------   -------------    ------------      ----------   --------------   -------------
Balance at December 31, 1999                --              --              --      (4,265,522)     (77,787,474)     76,951,974
Issuance of common stock                    --              --              --              --               --       2,629,424
Stock option compensation
   expense                                  --              --              --       3,162,976               --       3,162,976

Treasury stock purchased               478,800      (1,315,644)             --              --               --      (1,315,644)

Stockholder notes receivable                --              --        (329,069)             --               --        (329,069)

Net loss                                    --              --              --              --      (32,317,427)    (32,317,427)
                                     ---------   -------------    ------------      ----------   --------------   -------------
Balance at December 31, 2000           478,800       1,315,644        (329,069)     (1,102,546)  $ (110,104,901)  $  48,782,234

Issuance of common stock                    --              --              --              --               --          46,221

Stock option compensation
   expense                                  --              --              --         587,525               --         587,525

Deferred compensation expense               --              --              --         (55,796)              --              --

Stockholder notes receivable                --              --        (420,588)             --               --        (420,588)

Net loss                                    --              --              --              --      (42,581,150)    (42,581,150)
                                     ---------   -------------    ------------      ----------   --------------   -------------
Balance at December 31, 2001           478,800    $  1,315,644    $    749,657   $     570,817   $  152,686,051   $   6,414,242
                                     =========   =============    ============      ==========   ==============   =============

RADIO UNICA COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------------------
                                                                             2001               2000                 1999
                                                                      ----------------     --------------    --------------------
OPERATING ACTIVITIES
Net loss                                                              $     (42,581,150)   $  (32,317,427)   $        (54,095,417)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                              6,812,827         6,126,862               5,184,941
   Provision for bad debt                                                       409,164           569,019                 139,211
   Loss on invesments in unconsolidated companies                             5,008,160         3,008,000                      --
   Accretion of interest on senior discount notes                            15,962,281        14,239,937              12,703,436
   Amortization of deferred financing costs                                     816,898           770,832                 770,832
   Stock option compensation expense                                            587,525         3,162,976              19,591,106
   Deferred income taxes                                                       (156,071)         (809,448)                311,989
   Amortization of deferred revenue                                                  --          (822,350)                     --
   Other                                                                       (387,340)         (284,500)               (285,063)
   Change in assets and liabilities:
     Accounts receivable                                                       (793,461)       (3,543,929)             (4,210,897)
     Prepaid expenses and other current assets                                2,973,354        (1,313,018)                457,915
     Other assets                                                               384,700          (352,588)               (339,765)
     Accounts payable                                                         1,171,569          (930,895)                955,098
     Accrued expenses                                                          (278,569)         (169,445)               (500,856)
     Deferred revenue                                                           173,165                --                      --
     Deposit payable                                                             55,000                --                 165,000
                                                                      -----------------    --------------    --------------------
Net cash used in operating activities                                        (9,841,948)      (12,665,974)            (19,152,470)
                                                                      -----------------    --------------    --------------------
INVESTING ACTIVITIES
Acquisition of property and equipment                                        (3,922,225)       (3,595,804)             (3,771,857)
Restricted cash-escrow account                                                       --           305,000              12,295,000
Deposit on acquisition of radio station                                              --                --              (4,500,000)
Acquisition of radio stations                                                        --       (16,391,241)            (44,723,582)
Investment in unconsolidated companies                                       (3,503,260)       (3,512,900)                     --
Acquisition of promotions company, net of cash received                      (1,673,473)               --                      --
                                                                      -----------------    --------------    --------------------
Net cash used in investing activities                                        (9,098,958)      (23,194,945)            (40,700,439)
                                                                      -----------------    --------------    --------------------
FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                       46,222           129,424              99,450,821
Deferred financing costs                                                             --                --              (1,135,581)
Proceeds from issuance of Series A redeemable cumulative
preferred stock and common stock                                                     --                --                  44,550
Repayment on note payable issued in connection with
   the acquisition of KIQI-AM San Francisco                                          --          (155,000)               (595,000)
Acquisition of Company common stock held in treasury                                 --        (1,315,644)                     --
Borrowings under revolving credit facility                                    3,503,260
Repayments of notes payable and revolving credit facility                    (3,552,853)               --                      --
Stockholder note receivable                                                    (420,588)         (329,069)                     --
                                                                      -----------------    --------------    --------------------
Net cash (used in) provided by financing activities                           (423,959)        (1,670,289)             97,764,790
                                                                      -----------------    --------------    --------------------
Net (decrease) increase in cash and cash equivalents                        (19,364,865)      (37,531,208)             37,911,881
Cash and cash equivalents at beginning of year                               39,274,817        76,806,025              38,894,144
                                                                      -----------------    --------------    --------------------
Cash and cash equivalents at end of year                              $      19,909,952   $    39,274,817   $          76,806,025
                                                                      =================   ===============   =====================

Supplemental disclosures of cash flow information:

   Issuance of note payable in connection with acquisition of
     promotions company                                               $       2,078,561   $            --   $                  --
                                                                      =================   ===============   =====================
   Investment in unconsolidated company in exchange for advertising   $              --   $     1,000,000   $                  --
                                                                      =================   ===============   =====================
   Reclassification of other assets to broadcast license and property and equipment upon the consummation of the acquisitions of radio
     stations                                                         $              --   $     4,678,322   $                  --
                                                                      =================   ===============   =====================
   Issuance of common stock for acquisition of radio stations         $              --   $     2,500,000   $                  --
                                                                      =================   ===============   =====================
   Reclassification of prepaid expenses to broadcast licenses upon
     consummation of the acquisitions of radio stations               $              --   $            --   $           2,500,000
                                                                      =================   ===============   =====================
   Exchange of Series A redeemable cumulative preferred
     stock for common stock                                           $              --   $            --   $          41,499,977
                                                                      =================   ===============   =====================
   Cash paid for interest                                             $         152,212   $       215,614   $             478,600
                                                                      =================   ===============   =====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        RADIO UNICA COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRESENTATION

     Radio Unica Communications Corp. (the "Company") through its subsidiaries owns and/or operates 16 spanish-language radio stations serving 14 markets throughout the United States. The Company was formed for the purpose of producing, broadcasting and distributing Spanish language radio programming in the United States. The Company launched its network on January 5, 1998 and began broadcasting programming to radio broadcast stations that it operates and to affiliated stations in the United States and abroad.

     On October 19, 1999, the Company completed an initial public offering ("IPO") of 6,840,000 shares of its common stock at an IPO price of $16.00 per share. The Company received net proceeds from the IPO of approximately $99.4 million on October 22, 1999. The net proceeds from the IPO were used to repay the indebtedness under the revolving credit facility, to acquire radio stations, upgrade existing stations and for general corporate purposes.

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

REVENUE RECOGNITION

     Revenue is derived primarily from the sale of commercial announcements to local, national and network advertisers. Revenue for these activities is recognized as commercials are broadcast. Revenue from promotional and merchandising services is recognized when the promotional and/or merchandising services are performed.

ADVERTISING COSTS

     The Company incurs various marketing and promotional costs to increase and maintain listenership. These costs are charged to expense as incurred and for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $4.5 million, $2.5 million and $3.5 million, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

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

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for the impairment of long-lived assets under the provisions of SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets". SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. If the carrying value of the assets will not be recoverable, as determined based on the undiscounted cash flows estimated, the carrying value of the assets are reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. The Company has not recorded any impairment losses on long-lived assets.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The fair value of the long-term debt is based on quoted market prices. At December 31, 2001, the fair value of the Senior Discount Notes was approximately $75.1 million.

USE OF ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

BUSINESS SEGMENTS

     Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio-broadcasting and promotion services. The radio-broadcasting segment includes the operations of the Company's radio network, the operations of all owned and/or operated radio stations and corporate expenses. The promotion services segment includes the operations of the Company's marketing and promotions business. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and operating income (loss) before depreciation and amortization ("EBITDA").

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

LOSS PER SHARE

     Basic loss per share is calculated using the weighted average common shares outstanding during the periods. Common equivalent shares from stock options, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. The Company did not include any stock options in the calculation of diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, since their inclusion would be antidilutive. For the years ended December 31, 2001, 2000 and 1999 there was no difference between the basic and diluted loss per share calculations.

RECLASSIFICATION

     Certain amounts appearing in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. The Company adopted this statement effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill and intangible assets with indefinite useful lives is expected to result in an increase in operating income of approximately $3.8 million in 2002. At December 31, 2001, the Company had goodwill of approximately $5.8 million and intangible assets with indefinite useful lives of approximately $98.2 million.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the fiscal year beginning November 1, 2002. SFAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. We believe the impact on our financial position and results of operations from the adoption of SFAS 144 will not be material.

3. ACQUISITIONS

2001 ACQUISITION

     On April 30, 2001, the Company entered into an asset purchase agreement with Marketing Advertising & Sales Services, Inc. and related companies to acquire its marketing and promotions businesses for a purchase price of approximately $4.5 million. In connection with this transaction, the Company acquired approximately $1.5 million in working capital, which included approximately $0.7 million in cash. The purchase price was comprised of cash payments of approximately $2.4 million and a promissory note of approximately $2.1 million. The promissory note bears interest at a rate of 8% per annum. Principal and interest on the promissory note are payable concurrently. Principal payments are scheduled to be made as follows:

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

     The proforma unaudited results of operations of the Company for the years ended December 31, 2001 and 2000 assuming this acquisition had been consummated as of January 1, 2000 are as follows:

                                  FOR THE YEAR ENDED
                                       DECEMBER 31,
                               --------------------------
                                   2001           2000
                               --------------------------
                                        (Unaudited)
Net revenue                    $  40,433,419   $  39,602,276
                               =============   =============
Net loss                       $ (42,193,033)  $ (31,340,950)
                               =============   =============
Net loss per common share -
  basic and diluted            $       (2.02)  $       (1.48)
                               =============   =============

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

     On June 8, 2000, the Company entered into an asset purchase agreement with Peoples Radio, Inc. to acquire Pittsburg, California radio station KATD-AM for approximately $5.0 million. The purchase price was comprised of approximately $4.5 million cash and 87,500 shares of the Company's common stock valued at approximately $0.5 million. On October 18, 2000, after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

1999 ACQUISITIONS

     On October 27, 1998, the Company entered into an asset purchase agreement with Children's Broadcasting Corporation to acquire certain assets of New York City area radio stations WWRU-AM and WJDM-AM, Dallas/Ft. Worth radio station KAHZ-AM and Phoenix radio station KIDR-AM for a purchase price of $29.25 million. In connection with this acquisition, the Company entered into a two-year non-compete agreement with the seller for $750,000. Other costs associated with the transaction were approximately $441,000. The Company operated these stations under a Time Brokerage Agreement (also known as local marketing agreements and referred to herein as "LMAs") for a monthly fee of $200,000 until the transaction closed. An advanced payment of $2.5 million was made to Children's Broadcasting Corporation with the execution of the LMA. On January 14, 1999, after receiving the consent of the FCC to assign the broadcasting licenses, the Company completed the acquisitions. The Company's permit to construct WWRU, which was modified in 1999 to authorize improvement of the station's nighttime operations, expires December 6, 2003. Upon completion of the new nighttime facilities of WWRU, the Company will file a license application with the Commission. The Company cannot predict when the FCC will grant the license application, once it is filed. The license, when granted will contain a condition that will require the Company to relinquish within five years the license for either WWRU or WJDM.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITIONS, CONTINUED

1999 ACQUISITIONS, CONTINUED

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

     The acquisitions of the assets of WWRU-AM and WJDM-AM, New York, KAHZ-AM, Dallas/Ft.Worth, KIDR-AM, Phoenix, WNTD-AM, Chicago, KCUV-AM, Denver, KVJY-AM, McAllen, KWRU-AM, Fresno, KZDC-AM, San Antonio, KQTL-AM, Tucson and KATD-AM, Pittsburg were not the purchases of businesses, as the format and language of the stations were changed and the Company did not assume responsibility for any employees. The acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying values.

4. SENIOR DISCOUNT NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY

SENIOR DISCOUNT NOTES

     On July 27, 1998, Radio Unica Corp. ("Corp") sold in an unregistered offering to qualified institutional buyers and accredited institutional investors $158,088,000 aggregate principal amount at maturity of Corp's 11 3/4% Senior Discount Notes due August 1, 2006 (the "Old Notes"). Cash interest on the Old Notes would not accrue or be payable prior to August 1, 2002. Thereafter, cash interest would accrue at a rate of 11 3/4% per annum on the principal amount at maturity of the Old Notes through and including the maturity date and would be payable semi-annually on August 1 and February 1 of each year. In connection with this transaction, Corp received net proceeds of approximately $94.4 million after deducting issuance expenses of approximately $5.6 million.

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

SENIOR SECURED REVOLVING CREDIT FACILITY

     On July 8, 1998, Corp entered into a credit agreement with a bank for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20.0 million of availability. The revolving credit facility would have matured in May 2002. However, on November 23, 2001, the Company terminated its revolving credit facility at which time no amounts were outstanding. Amounts outstanding under the revolving credit facility bore interest at the higher of the (i) bank's prime rate plus 1.25% or (ii) LIBOR plus 2.50%. The obligations under the revolving credit facility were guaranteed by the Company and secured by substantially all the assets of Company and its subsidiaries.

5.  INVESTMENTS

     On July 18, 2000, the Company acquired approximately 13.5% of Estrellamundo, LLC for $1.5 million in cash. As of February 9, 2001, Estrellamundo, LLC completed construction and commenced operations of its Latin-themed restaurant and club, "Y Arriba Y Arriba", which is located within Disneyland in Anaheim, California.

     In 2001, the Company guaranteed a $3.5 million loan for Estrellamundo, LLC. The loan was guaranteed through the issuance of a letter of credit and reduced the Company's borrowing capacity under its revolving credit facility. In exchange for this guarantee, the Company received an additional 10.5% equity interest in Estrellamundo, LLC valued at approximately $1.2 million. In connection with this transaction, the Company recorded $1.2 million in deferred income which was being amortized over the life of the guarantee. On September 28, 2001 due to financial difficulties encountered by Estrellamundo, LLC, the loan, which was guaranteed through the letter of credit, was called by the issuing bank. The letter of credit was subsequently drawn upon and on October 5, 2001, the Company repaid the $3.5 million outstanding under the letter of credit.

     In October 2001, Estrellamundo, LLC filed for relief under Chapter 11 of the Bankruptcy code. Accordingly, the Company evaluated the recoverability of its investment, including the $3.5 million associated with the loan guaranteee, in Estrellamundo, LLC and determined that the carrying value of its investment was impaired. Therefore, at September 30, 2001, based on the information available, the Company wrote off the entire carrying value in its investment in Estrellamundo, LLC. The loss on this investment is reflected in the accompanying statement of operations for the year ended December 31, 2001, in loss on investments in unconsolidated companies.

     On June 26, 2000, the Company acquired approximately 3% of a Spanish and Portuguese language sports portal ("SportsYa"), through the purchase of preferred stock, in exchange for $2.0 million in cash and $1.0 million in advertising on the Company's network. At December 31, 2000, the Company evaluated the carrying value of its investment in SportsYa and noted that due to the financial condition of SportsYa, there existed an impairment in the carrying value of its investment. Accordingly, at December 31, 2000, based on the information available, the Company wrote off the entire carrying value in its investment in SportsYa. The loss on this investment is reflected in the accompanying statement of operations for the year ended December 31, 2000 in loss on investments in unconsolidated companies.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                           DECEMBER 31,
                                                         USEFUL LIVES          ------------------------------------
                                                           (YEARS)                   2001                  2000
                                                        -------------          ------------          -------------
Land                                                               -           $   4,029,553         $   4,029,554
Building                                                          30               2,163,710             1,431,341
Broadcast equipment                                                7              18,150,983            15,708,899
Leasehold improvements                                            10               2,528,711             2,297,926
Office equipment, computers & software                           3-5               2,340,005             1,959,161
Furniture & fixtures                                               5               1,274,669             1,055,633
Automobiles                                                        5                 531,702               351,927
                                                                                ------------            ----------
                                                                                  31,019,333            26,834,441
Less : Accumulated depreciation and amortization                                   7,047,918             4,464,924
                                                                                ------------            ----------
                                                                                  23,971,415            22,369,517
                                                                                ============            ==========

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $2,577,152, $2,156,544 and $1,614,554, respectively.

7. OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following:

                                                               DECEMBER 31,
                                          USEFUL LIVES   ------------------------------
                                            (YEARS)           2001             2000
                                         ------------    -------------    --------------
Goodwill                                          30     $   5,825,325    $    4,088,735
Deferred financing costs                         4-8         5,600,000         5,600,000
Covenants not to complete                        1-5         2,350,281         1,526,743
                                                         -------------    --------------
                                                            13,775,606        11,215,478
Less : Accomulated amortization                              4,719,668         3,504,074
                                                         -------------    --------------
                                                         $   9,055,938    $    7,711,404
                                                         =============    ==============

     Amortization expense for other intangible assets for the years ended December 31, 2001, 2000 and 1999 was $1,214,964, $1,382,124 and, $1,550,994,
respectively. Amortization expense relating to the deferred financing costs of $815,277 for the year ended December 31, 2001 and $770,832 for each of the years ended December 31, 2001 and 2000, was classified as interest expense.

                       RADIO UNICA COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES

HISTORICAL

     The components of the income tax benefit (expense) are as follows:


                             YEAR ENDED DECEMBER 31,
              ----------------------------------------------------
                 2001                2000                   1999
              ---------            ---------            ----------
Deferred      $ 156,071            $ 809,448            $  311,989
              ---------            ---------            ----------
              $ 156,071            $ 809,448            $  311,989
              =========            =========            ==========

The differences between the federal statutory income tax and the effective income tax rate are summarized below:

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       2001          2000          1999
                                                    ----------     ----------    ----------
Tax benefit at federal statutory rate             $ 14,958,027   $ 11,566,788  $ 18,824,200
State income tax benefit, net of federal benefit     2,147,991      1,515,715     1,739,268
Permanent difference                                  (335,899)    (1,248,781)   (6,984,390)
Other                                                  178,768       (135,208)       23,078
Increase in valuation allowance                    (16,792,816)   (10,889,066)  (13,914,145)
                                                  ------------   ------------  ------------
                                                  $    156,071   $    809,448  $   (311,989)
                                                  ============   ============  ============

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                          -------------------------------
                                                                             2001               2000
                                                                             ----               ----
Deferred tax assets:
Net operating loss carry fowards                                        $ 56,737,971        $ 39,306,356
Other                                                                        908,286             442,969
                                                                        ------------        ------------
                                                                          57,646,257          39,749,325
Valuation allowances                                                     (49,437,265)        (32,644,449)
                                                                        ------------        ------------
Total deferred tax assets                                                  8,208,992           7,104,876

Deferred tax liabilities:
Depreciation and amortization                                             (9,163,211)         (8,215,362)
Other                                                                        (34,241)            (34,045)
                                                                        ------------        ------------
                                                                           9,197,452           8,249,407
                                                                        ------------        ------------
Total net deferred taxes                                                $    988,460        $  1,144,531
                                                                        ============        ============

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $49,437,267 valuation allowance at December 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance in 2001 is approximately $16,793,000. At December 31, 2001, the Company has available net operating loss carryforwards of approximately $141,345,000, a portion of which will begin to expire in the year 2011.

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. PREFERRED STOCK

     The Company has 5,000,000 authorized shares of Preferred Stock (the "Preferred Stock"), $.01 par value, of which no shares were issued and outstanding at December 31, 2001 and 2000.

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

10. STOCK OPTION PLAN

1998

     On June 30, 1998, the Company adopted the 1998 Stock Option Plan ("the Plan') which provides for the granting of stock options to purchase shares of the Company's common stock to officers, directors, and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors. At that time the Company reserved 6,200,000 shares of its common stock for issuance under the Plan. On July 6, 1999, the Company amended the plan to reduce the number of shares to be reserved for issuance under the Plan to 5,000,000 shares. The vesting period and the terms of the stock options granted are established by a Committee of the Board of Directors (the Committee). The stock options expire no later than ten years from the date of grant.

     The Company accounts for stock options issued to employees and directors using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations. Stock options issued to non-employees for services, are accounted for using the fair value method in accordance with the provisions of Emerging Issues Task Force No. 96-18 ("EITF 96-18") "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

     In 1998, the Company granted options to its employees to purchase 2,844,870 shares of the Company's common stock. Of the 2,844,870 options granted, 678,280 vested immediately, 407,650 vest ratably over time and 635,500 vest upon the attainment of certain performance goals as determined by the Committee. Of the 635,500 options, 130,888 vested on December 31, 1998. The exercise price of the 678,280 options which vested immediately, the 407,650 options which vest ratably over time and the 130,888 options which vested on December 31, 1998 is $0.03 per share, which was determined by the Committee to be the fair market value at the date of grant, or, in the case of the 130,888 options, on the date they vested. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25. The remaining 1,123,440 options have an exercise price of $1.10 to $1.72 per share and vest upon (i) the sale of the Company or substantially all of its assets, (ii) an IPO, or (iii) an issuance of capital stock of the Company that would result in Warburg Pincus Ventures ("WPV") and/or its affiliates in the aggregate ceasing to control more common stock of the Company than any other single stockholder. Compensation expense for the 1,123,440 options is recognized to the extent that the market value of the shares exceeds the option price when vesting for these options becomes probable. Vesting for these options was not deemed probable as of December 31, 1998 and no compensation expense was recorded for these options as of December 31, 1998.

                       RADIO UNICA COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. STOCK OPTION PLAN, CONTINUED

1999

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

     During 1999, the 31,620 and 61,690 options granted in 1999 and the 635,500 and 1,123,400 options granted in 1998, which were variable options, were valued at the IPO price of $16.00 per share. Compensation expense of approximately $19,591,000, representing the extent that the market value of the shares exceeded the option price, was charged to operations immediately and approximately $4.3 million is being charged to operations over the remaining vesting period. Approximately $0.5 million and $3.2 million was charged to operations in 2001 and 2000, respectively.

2000

     During 2000, the Company granted options to purchase 528,600 shares of the Company's common stock. All the options granted during 2000 vest ratably over time. Of these options 497,600 were granted to employees and 31,000 were granted to non-employees. The exercise price of the 528,600 options range from $3.44 to $30.63 per share, the fair market value at the date of grant. As a result, no compensation expense has been recognized on the options granted to employees under the provisions of APB Opinion No. 25.

2001

     During 2001 the Board of Directors of the Company amended the Plan (subject to shareholder approval) to increase the number of shares of common stock available for issuance under the Plan to 6,500,000. In addition, the Company granted options to purchase 1,219,933 shares of the Company's common stock.
Of these options 1,144,433 were granted to employees and 75,500 were granted to non-employees. All the options granted during 2001 vest ratably over time. The exercise price of the 1,219,933 options range from $0.90 to $3.60 per share, the fair market value at the date of grant. As a result, no compensation expense has been recognized on the options issued to officers, directors and employees under the provisions of APB Opinion No. 25.

     Pursuant to EITF 96-18, the Company recognized compensation expense for all non-employee options, in the of amount of approximately $33,000, $129,000 and $0 in 2001, 2000 and 1999, respectively, which is included in stock option compensation expense in the accompanying statement of operations.

Plan activity for 2001, 2000 and 1999 is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------------------
                                                 2001                    2000                       1999
                                    -------------------------- ------------------------ ---------------------------
                                                     WEIGHTED                 WEIGHTED                  WEIGHTED
                                                     AVERAGE                  AVERAGE                   AVERAGE
                                                     EXERCISE                 EXERCISE                  EXERCISE
                                      OPTION          PRICE      OPTION         PRICE     OPTION         PRICE
                                    ------------   ----------- ------------ ----------- ------------  -------------
Outstanding at beginning of
 year                                 4,714,361      $  6.50     4,634,525    $  6.75     2,844,870     $    0.58
Granted                               1,219,933         2.84       528,600       7.35     1,914,667         15.61
Exercised                              (130,054)        0.36      (183,510)      0.71       (46,004)         0.03
Cancelled                              (339,444)       11.13      (265,254)     15.73       (79,008)         1.05
                                    ------------               ------------             ------------
Outstanding at end of year            5,464,796      $  5.54     4,714,361    $  6.50     4,634,525     $    6.75
                                    ============               ============             ============

Options exercisable at year-end       3,261,116      $  4.20     2,934,477    $  2.70     2,529,246     $    0.65
                                    ============               ============             ============

                        RADIO UNICA COMMUNICATIONS CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. STOCK OPTION PLAN, CONTINUED

The following table summarizes information about stock options outstanding at December 31, 2001:

                              OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
-------------------------------------------------------------------------   ---------------------------------
                                             WEIGHTED
                                             AVERAGE          WEIGHTED                          WEIGHTED
                                            REMAINING         AVERAGE                            AVERAGE
EXERCISE PRICE              NUMBER          CONTRACTUAL       EXERCISE         NUMBER            EXERCISE
    RANGE                 OUTSTANDING          LIFE            PRICE         EXERCISABLE          PRICE
------------------      ----------------  ---------------   -------------   --------------   ----------------
$  0.03 - $  1.72            2,531,986              4.57    $      0.60         2,450,452     $        0.61
$  2.89 - $  5.88            1,424,033              9.34           3.43            69,275              5.61
$  9.88 - $ 11.50               70,800              8.20          10.80            17,700             10.80
$ 16.00 - $ 25.75            1,433,177              7.80          16.02           721,289             16.02
$ 26.12 - $ 30.50                4,800              7.86          29.41             2,400             29.41

     The weighted average per share fair values of options granted under the stock option plan during 2001, 2000 and 1999, based on the Black-Scholes option valuation model, were $2.84, $6.56 and $6.20, respectively. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's pro forma net loss would have increased for

                                                          YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                                  2001                2000                1999
                                           ------------------  ------------------   ----------------
Net loss applicable to common
  stockholders

  As reported                               $    (42,581,150)   $    (32,317,427)    $  (57,244,806)
                                           ==================  ==================   ================

  Pro forma                                 $    (45,661,908)   $    (35,227,356)    $  (57,819,967)
                                           ==================  ==================   ================

Net loss per share applicable to
  common stockholders

  As reported                               $          (2.04)   $          (1.53)    $        (4.37)
                                           ==================  ==================   ================

  Pro forma                                 $          (2.19)   $          (1.67)    $        (4.42)
                                           ==================  ==================   ================

each year as indicated below:

     The following weighted average assumptions were used in the Black-Scholes model:

                                                  DECEMBER 31,
                               ----------------------------------------------
                                    2001            2000            1999
                               --------------   -------------  --------------
Expected life                     10 years         5 years         5 years
Interest rate                      5.00%            6.50%           6.50%
Volatility                          240%             310%            130%
Dividend Yield                       -                -               -

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

                        RADIO UNICA COMMUNICATIONS CORP.

11. COMMITMENTS AND CONTINGENCIES

RADIO BROADCASTING RIGHTS

     The Company has entered into Radio Broadcasting Rights Agreements ("Rights Agreements") with Inter/Forever Sports, Inc. for several large soccer events including Copa America 2003, and Copa Oro 2002, 2004 and 2006 (collectively the "Soccer Events"). The Rights Agreements grant the Company exclusive Spanish-language radio broadcast rights in the United States of America for the Soccer Events.

     At December 31, 2001, future minimum obligations under the Rights Agreements are as follows:

                            2002                        $    1,050,000
                            2003                             1,250,000
                            2004                               500,000
                            2005                               500,000
                            2006                               500,000
                                                        ---------------
                                                        $    3,800,000
                                                        ===============

LEASES

    The Company leases office space, land, broadcasting studios and certain equipment under operating leases, which expire at various dates through December 2023. Certain leases contain renewal options and provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2001, future minimum lease payments under such leases are as follows:

                          2002              $   1,367,232
                          2003                  1,357,125
                          2004                  1,261,199
                          2005                    931,461
                          2006                    943,244
                          Thereafter            3,389,884
                                          ----------------
                                            $   9,250,145
                                          ================

     Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,580,000, $1,450,000, and $943,000, respectively.

     On November 8, 2001, a securities class action suit was filed against the Company and/or the following executive officers and directors: Joaquin F. Blaya, Steven E. Dawson, and Manuel A. Borges, and the following underwriters of our initial public offering: Salomon Smith Barney Holdings; The Bear Stearns Companies Inc.; Credit Suisse First Boston Corp.; CIBC World Markets; FleetBoston Robertson Stephens, Inc; Deutsche Banc Alex Brown Incorporated; Merrill Lynch, Pierce, Fenner & Smith Inc.; Morgan Stanley Dean Witter & Co.; and Prudential Securities Incorporated (collectively the "Underwriters"). The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our common stock between October 19, 1999 and December 6, 2000, The complaint charges defendants with violations of Sections 11, 12 and 15 of the Securities Act of 1933 and
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 ( and Rules 10b-3 and 10b-5 promulgated thereunder), for issuing a registration statement and prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the prospectus was false and misleading because it failed to disclose (i) the agreements between the Underwriters and certain investors to provide them with significant amounts of restricted Radio Unica Communications Corp. shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between the Underwriters and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase Radio Unica Communications Corp's shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. We consider this claim, as it relates to the Company to be wholly without merit and we will vigorously defend against such claim. Pursuant to the underwriting agreement between the Company and the Underwriters, the Underwriters have agreed to indemnify the Company with respect to all written information relating to the Underwriters and furnished by them to the Company. Accordingly, the ultimate loss, if any, that may result cannot be reasonably determined and, accordingly, no accrual for this matter has been recorded as of December 31, 2001.

     The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

                        RADIO UNICA COMMUNICATIONS CORP.

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                                            2001
                                             --------------------------------------------------------------------------
                                                  MARCH 31,         JUNE 30,          SEPTEMBER 30,      DECEMBER 31,
                                             ------------------  ---------------   -----------------  -----------------
Net revenues                                  $      5,621,329    $   9,923,227     $    11,408,829    $    10,564,111

Net loss                                           (10,253,653)      (7,672,813)        (13,535,678)       (11,119,006)

Net loss per common share -basic and diluted  $          (0.49)   $       (0.37)        $  (0.65)      $         (0.53)

                                                                            2000
                                             --------------------------------------------------------------------------
                                                  MARCH 31,         JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                             ------------------  ---------------   -----------------  -----------------
Net revenues                                  $      6,217,703    $   7,745,933     $     8,677,436    $     7,454,639

Net loss                                            (8,944,221)      (6,755,320)         (6,486,810)       (10,131,076)

Net loss per common share -basic and diluted  $          (0.43)   $       (0.32)    $         (0.31)   $         (0.48)

     Basic and diluted loss per common share are computed independently for each of the periods presented, accordingly, the sum of the quarterly loss per share amounts may not agree to the total for the year.

13.  STOCKHOLDER NOTES RECEIVABLE

     On November 1, 2000, the Company's Board of Directors authorized loans to the Company's Chairman and Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO") of up to $550,000 and $200,000, respectively. The proceeds of these notes were used by the CEO and CFO to purchase shares of the Company's common stock. The full recourse notes bear interest at a rate of 8% per year and mature on November 13, 2005. The notes have been classified in the accompanying balance sheets as a decrease to stockholders' equity. At December 31, 2001, the amounts outstanding under these notes totaled $749,657. Interest receivable of $56,105 at December 31, 2001 is included in other assets.

14.  SEGMENT OPERATING RESULTS

     Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio-broadcasting and promotion services. The radio-broadcasting segment includes the operations of the Company's radio network, the operations of all owned and/or operated radio stations and corporate expenses. The promotion services segment includes the operations of the Company's marketing and promotions business. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and EBITDA.

     Prior to the acquisition of the promotion services business in 2001, as described in Note 3, the company operated in one segment.

                        RADIO UNICA COMMUNICATIONS CORP.

14.  SEGMENT OPERATING RESULTS, CONTINUED

Results by segment are as follows:

                                                   YEAR
                                                   ENDED
                                             DECEMBER 31, 2001
                                             -----------------
Net revenue
  Radio broadcasting                          $    31,796,552
  Promotion services                                5,720,944
                                              ---------------
Consolidated                                  $    37,517,496
                                              ===============
Operating income (loss)
  Radio broadcasting                          $   (22,769,532)
  Promotion services                                  688,021
                                              ---------------
Consolidated                                  $   (22,081,511)
                                              ===============
EBITDA
  Radio broadcasting                          $   (16,137,166)
  Promotion services                                  868,482
                                              ---------------
Consolidated                                  $   (15,268,684)
                                              ===============
Total assets as of December 31, 2001
  Radio broadcasting                          $   157,788,269
  Promotion services                                5,546,547
                                              ---------------
Consolidated                                  $   163,334,816
                                              ===============


     The Company's performance is customarily measured by its earnings (loss) from operations plus depreciation and amortization ("EBITDA"). EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles ("GAAP")), but because it is a widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

15.  SUBSEQUENT EVENTS

AFFILIATION AGREEMENT

     On January 1, 2002, the Company entered into a three year affiliation agreement with Uniradio Corp Broadcasting Baja California S.A. de C.V. ("BBC"), a Mexican company broadcasting on radio station XERCN in Tijuana, Mexico. The agreement provides the Company with an affiliate serving the San Diego, California market, the 10th ranked market in the United States in terms of Hispanic population. The agreement requires BBC to air the Company's network programming on station XERCN, which reaches substantially all of the San Diego market. The Company has sought and received permission from the FCC to allow it to supply programming to station XERCN. The agreement requires the Company to sell time for national advertising on station XERCN (for the which the Company is entitled to a sales commission), and to guarantee BBC a minimum of $250,000 per year in national advertising sales for the station.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1. FINANCIAL STATEMENTS

The following financial statements have been filed under Item 8 of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the Years Ended December 31, 2001,
   2000 and 1999

Consolidated Statements of Changes in Series A Redeemable Cumulative Preferred
   Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
   2000 and 1999

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

(b)    REPORTS ON FORM 8-K

None

                                   SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                        RADIO UNICA COMMUNICATIONS CORP.

                            CONDENSED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                             --------------------------------
ASSETS                                                                              2001            2000
-------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                  $     18,945,910   $  39,131,198
  Other current assets                                                                 59,023           4,217
                                                                             ----------------   -------------
Total current assets                                                               19,004,933      39,135,415

  Investments in and intercompany receivable from wholly owned subsidiary                   -       9,586,454
  Other assets                                                                              -         137,136
                                                                             ----------------   -------------
                                                                             $     19,004,933   $  48,859,005
                                                                             ================   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accrued expenses                                                           $         54,537   $      76,771
                                                                             ----------------   -------------
Total current liabilities                                                              54,537          76,771

  Losses from equity in wholly owned subsidiary in excess of investment in and intercompany receivable from wholly owned
    subsidiary                                                                     12,536,154               -

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares authorized;
   no shares issued or outstanding                                                          -               -
  Common stock; $.01 par value; 40,000,000 shares authorized;
   21,420,456 and 21,290,402 shares issued, respectively; and
   20,941,656 and 20,811,602 shares outstanding, respectively                         214,205         212,904
  Additional paid-in capital                                                      161,522,206     161,421,490
  Treasury stock at cost; 478,800 shares                                           (1,315,644)     (1,315,644)
  Stockholder notes receivable                                                       (749,657)       (329,069)
  Deferred compensation expense                                                      (570,817)     (1,102,546)
  Accumulated deficit                                                            (152,686,051)   (110,104,901)
                                                                             ----------------   -------------
Total stockholders' equity                                                          6,414,242      48,782,234
                                                                             ----------------   -------------
                                                                             $     19,004,933   $  48,859,005
                                                                             ================   =============

                                   SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                        RADIO UNICA COMMUNICATIONS CORP.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                          2001             2000             1999
                                                     --------------   --------------   -------------
Operating expenses:
  Selling, general and administrative                $      479,647   $      534,217   $     77,734
  Equity in net loss of subsidiary                       42,735,519       32,083,542      35,467,533
  Depreciation and amortization                             142,536                -               -
  Stock option compensation                                 587,525        3,162,976      19,591,106
                                                     --------------   --------------   -------------
Loss from operations                                    (43,945,227)     (35,780,735)    (55,136,373)

Other income (expense):

  Interest income                                         1,364,077        3,463,308       1,040,956
                                                     --------------   --------------   -------------
                                                          1,364,077        3,463,308       1,040,956
                                                     --------------   --------------   -------------
Loss before income taxes                                (42,581,150)     (32,317,427)    (54,095,417)
Income taxes                                                      -                -               -
                                                     --------------   --------------   -------------
Net loss                                                (42,581,150)     (32,317,427)    (54,095,417)
Accrued dividends on Series A redeemable
 cumulative preferred stock                                       -                -       3,149,389
                                                     --------------   --------------   -------------
Net loss applicable to common stockholders           $  (42,581,150)  $  (32,317,427)  $ (57,244,806)
                                                     ==============   ==============   =============

                                   SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                        RADIO UNICA COMMUNICATIONS CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------
                                                                  2001               2000             1999
                                                            ---------------     --------------    -------------
OPERATING ACTIVITIES
Net loss                                                    $   (42,581,150)    $  (32,317,427)   $ (54,095,417)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
 Equity in net loss of subsidiary                                42,735,519         32,083,542       35,467,533
 Depreciation and amortization                                      142,536                  -                -
 Stock option compensation expense                                  587,525          3,162,976       19,591,106
Change in assets and liabilities:
 Interest receivable                                                (54,162)           407,908         (410,174)
 Accrued expenses                                                   (22,234)            76,771                -
 Prepaid expenses and other current assets                           (6,050)          (132,085)          (7,000)
                                                            ---------------     --------------    -------------
Net cash provided by operating activities                           801,984          3,281,685          546,048
                                                            ---------------     --------------    -------------

INVESTING ACTIVITIES
 Due from subsidiary, net                                       (20,612,906)       (37,045,180)     (25,586,887)
 Investment in equity investee                                            -                  -          (44,550)
                                                            ---------------     --------------    -------------
Net cash used in investing activities                           (20,612,906)       (37,045,180)     (25,631,437)
                                                            ---------------     --------------    -------------

FINANCING ACTIVITIES
 Net proceeds from issuance of common stock                          46,222            129,424       99,450,821
 Proceeds from issuance of Series A redeemable cumulative
  preferred stock and common stock                                        -                  -           44,550
 Stockholder notes receivable                                      (420,588)          (329,069)               -
 Acquistion of Company common stock held in treasury                      -         (1,315,644)               -
                                                            ---------------     --------------    -------------
Net cash (used in) provided by financing activities                (374,366)        (1,515,289)      99,495,371
                                                            ---------------     --------------    -------------
Net (decrease) increase in cash and cash equivalents            (20,185,288)       (35,278,784)      74,409,982
Cash and cash equivalents at the beginning of year               39,131,198         74,409,982                -
                                                            ---------------     --------------    -------------
Cash and cash equivalents at end of year                    $    18,945,910     $   39,131,198    $  74,409,982
                                                            ===============     ==============    =============
Exchange of Series A redeemable cumulative preferred
 stock for common stock                                     $             -     $            -    $  41,499,977
                                                            ===============     ==============    =============
Issuance of common stock on behalf of subsidiary for
 purchase of radio stations                                 $             -     $    2,500,000    $           -
                                                            ===============     ==============    =============

                                   SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                        RADIO UNICA COMMUNICATIONS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     In the parent company-only financial statements of Radio Unica Communications Corp. (formerly Radio Unica Holdings Corp.) (the Company), the investment in the wholly owned subsidiary is stated at cost plus intercompany receivables, less equity in the net loss of subsidiary since inception. The parent company-only financial statements should be read in conjunction with Radio Unica Communications Corp.'s consolidated financial statements which are included herein.

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

4.   STOCK OPTION PLAN

1998

     On June 30, 1998, the Company adopted the 1998 Stock Option Plan ("the Plan') which provides for the granting of stock options to purchase shares of the Company's common stock to officers, directors, and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors. At that time the Company reserved 6,200,000 shares of its common stock for issuance under the Plan. At July 6, 1999, the Company amended the plan to reduce the number of shares to be reserved for issuance under the Plan to 5,000,000 shares. The vesting period and the terms of the stock options granted are established by a Committee of the Board of Directors (the Committee). The stock options expire no later than ten years from the date of grant.

     The Company accounts for stock options issued to employees and directors using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations. Stock options issued to non-employees for services, are accounted for using the fair value method in accordance with the provisions of Emerging Issues Task Force No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

     In 1998, the Company granted options to its employees to purchase 2,844,870 shares of the Company's common stock. Of the 2,844,870 options granted, 678,280 vested immediately, 407,650 vest ratably over time and 635,500 vest upon the attainment of certain performance goals as determined by the Committee. Of the 635,500 options, 130,888 vested on December 31, 1998. The exercise price of the 678,280 options which vested immediately, the 407,650 options which vest ratably over time and the 130,888 options which vested on December 31, 1998 is $0.03 per share, which was determined by the Committee to be the fair market value at the date of grant, or, in the case of the 130,888 options, on the date they vested. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25. The remaining 1,123,440 options have an exercise price of $1.10 to $1.72 per share and vest upon (i) the sale of the Company or substantially all of its assets, (ii) an IPO, or (iii) an issuance of capital stock of the Company that would result in Warburg Pincus Ventures and/or its affiliates in the aggregate ceasing to control more common stock of the Company than any other single stockholder. Compensation expense for the 1,123,440 options is recognized to the extent that the market value of the shares exceeds the option price when vesting for these options becomes probable. Vesting for these options was not deemed probable as of December 31, 1998 and no compensation expense was recorded for these options as of December 31, 1998.

                                   SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                        RADIO UNICA COMMUNICATIONS CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

4.   STOCK OPTION PLAN

1999

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

     During 1999, the 31,620 and 61,690 options granted in 1999 and the 635,500 and 1,123,400 options granted in 1998, which were variable options, were valued at the IPO price of $16.00 per share. Compensation expense of approximately $19,591,000, representing the extent that the market value of the shares exceeded the option price, was charged to operations immediately and approximately $4.3 million is being charged to operations over the remaining vesting period. Approximately $0.5 million and $3.2 million was charged to operations in 2001 and 2000, respectively.

2000

     During 2000, the Company granted options to its employees to purchase 528,600 shares of the Company's common stock. All the options granted during 2000 vest ratably over time. The exercise price of the 528,600 options range from $3.44 to $30.63 per share, the fair market value at the date of grant. As a result, no compensation expense has been recognized on these options under the provisions of APE Opinion No. 25.

2001

     During 2001 the Board of Directors of the Company amended the Plan (subject to shareholder approval) to increase the number of shares of common stock available for issuance under the Plan to 6,500,000. In addition, the Company granted options to purchase 1,219,933 shares of the Company's common stock. Of these options 1,144,433 were granted to employees and 75,500 were granted to non-employees. All the options granted during 2001 vest ratably over time. The exercise price of the 1,219,933 options range from $0.90 to $3.60 per share, the fair market value at the date of grant. As a result, no compensation expense has been recognized on the opitons issued to officers, directors and employees under the provisions of APB Opinion No. 25.

     Pursuant to EITF 96-18, the Company recognized compensation expense for all non-employee opitons, in the of amount of approximately $33,000, $129,000 and $0 in 2001, 2000 and 1999, respectively, which is included in stock option compensation expense in the accompanying statement of operations.

5.   STOCKHOLDER NOTES RECEIVABLE

     On November 1, 2000, the Company's Board of Directors authorized loans to the Company's Chairman and Chief Executive Officer ("CEO") as well as the Company's Chief Financial Officer ("CFO") of up to $550,000 and $200,000, respectively. The proceeds of these notes may only be used by the CEO and CFO to purchase shares of the Company's common stock. The full recourse notes bear interest at a rate of 8% per year and mature on November 13, 2005. The notes have been classified in the accompanying balance sheet as a decrease to stockholders' equity. At December 31, 2001, the amounts outstanding under these notes totaled $749,657. Interest receivable of $56,105 at December 31, 2001 is included in other assets.

                         RADIO UNICA COMMUNICATION CORP.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                       ADDITIONS
                                                                       ---------
                                              BALANCE AT      CHARGED       CHARGES                     BALANCE AT
                                             BEGINNING OF     TO COSTS      TO OTHER                      END OF
DESCRIPTION                                      YEAR       AND EXPENSES    ACCOUNTS      DEDUCTION        YEAR
-----------                                      ----       ------------    --------      ---------        ----
2001:
Allowance for doubtful trade accounts
receivable                                   $    824,261   $   2,306,468   $ 20,000    $ (1,897,304)  $  1,253,425
                                             ============   =============   ========    ============   ============

Deferred tax valuation allowance             $ 32,644,449   $  16,792,816   $           $              $ 49,437,265
                                             ============   =============   ========    ============   ============

                                                                                                     -
2000:
Allowance for doubtful trade accounts
receivable                                   $    255,242   $     909,644   $           $   (340,625)  $    824,261
                                             ============   =============   ========    ============   ============


Deferred tax valuation allowance             $ 21,755,383   $  10,889,066   $           $              $ 32,644,449
                                             ============   =============   ========    ============   ============

1999:
Allowance for doubtful trade accounts
receivable                                   $    116,031   $     160,208   $           $     20,997   $    255,242
                                             ============   =============   ========    ============   ============

Deferred tax valuation allowance             $  7,841,238   $  13,914,145   $           $              $ 21,755,383
                                             ============   =============   ========    ============   ============

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

EXHIBIT
NUMBER         DESCRIPTION
--------------------------
3.1**          Certificate of Incorporation

3.2**          By laws

4.1*           Indenture dated as of July 27, 1998 between Radio Unica Corp. and Wilmington Trust Company, as Trustee.

10.1****       Separation agreement between the Company and Joaquin F. Blaya dated February 28,2002

10.2****       Separation agreement between the Company and Jose C. Cancela dated February 28, 2002

10.3****       Separation agreement between the Company and Steven E. Dawson dated February 28, 2002

10.4*          Form of Non Competition and Confidentiality Agreement with each of Joaquin F. Blaya and Steven E. Dawson, dated August 13, 1997.

21.1****       Subsidiaries

23.1****       Consent of Ernst & Young LLP

----------
* Incorporated by reference from Registration Statement on Form S-4 (No. 333-61211) of Radio Unica Corp. as amended, as declared effective by the Securities and Exchange Commission on December 18,1998.

** Incorporated by reference from Registration Statement on Form S-1 (No 333-82561) of Radio Unica Communications Corp, as amended, as declared effective by the Securities and Exchange Commission on October 19, 1999.

****  Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

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

         SIGNATURE                                   TITLE                              DATE
         ---------                                   -----                              ----
/s/ Joaquin F. Blaya                Chairman of the Board                       March 28, 2002
---------------------------         Chief Executive Officer
Joaquin F. Blaya

/s/ Jose C. Cancela                 President and Director                      March 28, 2002
---------------------------
Jose C. Cancela

/s/ Steven E. Dawson                Chief Financial Officer,                    March 28, 2002
---------------------------         Executive Vice President,
Steven E. Dawson                    Secretary and Director

/s/ Manuel Borges                   Vice President of Finance                   March 28, 2002
---------------------------         (Principal Accounting Officer)
Manuel Borges

/s/ David E. Libowitz               Director                                    March 28, 2002
---------------------------
David E. Libowitz

/s/ Sidney Lapidus                  Director                                    March 28, 2002
---------------------------
Sidney Lapidus

/s/ Justin Sadrian                  Director                                    March 28, 2002
---------------------------
Justin Sadrian

/s/ Andrew C. Goldman               Director                                    March 28, 2002
---------------------------

Andrew C. Goldman

/s/ Leonard S. Coleman Jr.          Director                                    March 28, 2002
---------------------------
Leonard S. Coleman Jr.

/s/ Thomas P. Martin                Director                                    March 28, 2002
---------------------------
Thomas P. Martin