Form 10-Q
period 2002-03-31
RADIO UNICA COMMUNICATIONS CORP
filed 2002-05-13
CIK 1089953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       As of May 13, 2002, 20,941,656 shares of Common Stock, $.01 par value were outstanding.

================================================================================

                        RADIO UNICA COMMUNICATIONS CORP.

                                TABLE OF CONTENTS


                                                                            PAGE
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................  2
Item 2.  Management's Discussion and Analysis...............................  8

PART II.    OTHER INFORMATION

Item 2.  Changes in Securities.............................................. 12
Item 6.  Exhibits and Reports on Form 8-K................................... 13

RADIO UNICA COMMUNICATIONS CORP.
CONSOLIDATED BALANCE SHEETS


                                                                              MARCH 31,            DECEMBER 31,
ASSETS                                                                          2002                  2001
---------------------------------------------------------------------------------------------------------------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                 $  16,504,221         $  19,909,952
  Accounts receivable, net of allowance for doubtful
    accounts of $1,431,502 and $1,253,425, respectively                         7,836,121            10,251,340
  Prepaid expenses and other current assets                                     1,409,263             1,600,898
                                                                            -------------         -------------
Total current assets                                                           25,749,605            31,762,190
  Property and equipment, net                                                  24,656,129            23,971,415
  Broadcast licenses, net of accumulated amortization of $10,336,623           98,200,730            98,200,730
  Other intangible assets, net                                                  8,830,387             9,055,938
  Other assets                                                                    445,880               344,543
                                                                            -------------         -------------
                                                                            $ 157,882,731         $ 163,334,816
                                                                            =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                          $     816,615         $   2,216,655
  Accrued expenses                                                              2,623,537             2,942,467
  Deferred revenue                                                                513,927               658,943
  Current portion of notes payable                                                981,888               984,991
                                                                            -------------         -------------
Total current liabilities                                                       4,935,967             6,803,056

Other liabilities                                                                  70,000                55,000
Notes payable                                                                   1,133,312             1,139,276
Deferred taxes                                                                    949,442               988,460
Senior discount notes                                                         152,239,803           147,934,782

Commitments and contingencies

Stockholders' (deficit) equity:
  Preferred stock; $.01 par value; 5,000,000 shares authorized;
    no shares issued or outstanding                                                    --                    --
  Common stock; $.O1 par value; 40,000,000 shares authorized,
    21,420,456 shares issued and 20,941,656 shares outstanding                    214,205               214,205
  Additional paid in capital                                                  161,522,206           161,522,206
  Treasury stock at cost; 478,800 shares                                       (1,315,644)           (1,315,644)
  Stockholder notes receivable                                                   (749,657)             (749,657)
  Deferred compensation expense                                                  (410,672)             (570,817)
  Accumulated deficit                                                        (160,706,231)         (152,686,051)
                                                                            -------------         -------------
Total stockholders' deficit                                                    (1,445,793)            6,414,242
                                                                            -------------         -------------
                                                                            $ 157,882,731         $ 163,334,816
                                                                            =============         =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                     ---------------------------------
                                                         2002                 2001
---------------------------------------------------- ------------         ------------
Net revenue                                          $  8,161,736         $  5,621,329
Operating expenses:
  Direct operating                                      1,195,473            1,667,996
  Selling, general and administrative                   4,195,693            4,112,580
  Network                                               3,761,046            3,737,542
  Corporate                                               925,272            1,015,459
  Cost of promotion company sales                         787,356                 --
  Depreciation and amortization                           739,250            1,701,824
  Stock option compensation                               160,145              177,808
                                                     ------------         ------------
                                                       11,764,235           12,413,209
                                                     ------------         ------------
Loss from operations                                   (3,602,499)          (6,791,880)
Other income (expense):
  Interest expense                                     (4,513,465)          (4,065,058)
  Interest income                                         105,249              595,576
  Other                                                   (48,483)               7,709
                                                     ------------         ------------
                                                       (4,456,699)          (3,461,773)
                                                     ------------         ------------
Loss before income taxes                               (8,059,198)         (10,253,653)
Income tax benefit                                         39,018                 --
                                                     ------------         ------------
Net loss                                             $ (8,020,180)        $(10,253,653)
                                                     ============         ============

Net loss per common share - basic and diluted        $      (0.38)        $      (0.49)
                                                     ============         ============
Weighted average common shares
  outstanding - basic and diluted                      20,941,656           20,811,602
                                                     ============         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.
COSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                   ---------------------------------
                                                                                       2002                 2001
---------------------------------------------------------------------------------- ------------         ------------
OPERATING ACTIVITIES
Net loss                                                                           $ (8,020,180)        $(10,253,653)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                        739,250            1,701,824
   Provision for bad debt                                                               178,077               74,048
   Accretion of interest on senior discount notes                                     4,305,021            3,840,504
   Amortization of deferred financing costs                                             159,981              192,708
   Stock option compensation expense                                                    160,145              177,808
   Deferred income taxes                                                                (39,018)                --
   Other                                                                               (110,325)             (97,350)
   Change in assets and liabilities:
    Accounts receivable                                                               2,237,142            1,800,135
    Prepaid expenses and other current assets                                           207,345             (758,527)
    Other assets                                                                       (117,652)            (121,073)
    Accounts payable                                                                 (1,400,040)             (55,259)
    Accrued expenses                                                                   (318,930)             568,892
    Deferred revenue                                                                    (34,691)                --
    Deposit payable                                                                      15,000                 --
                                                                                   ------------         ------------
Net cash used in operating activities                                                (2,038,875)          (2,929,943)
                                                                                   ------------         ------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                                (1,357,789)            (518,300)
                                                                                   ------------         ------------
Net cash used in investing activities                                                (1,357,789)            (518,300)
                                                                                   ------------         ------------

FINANCING ACTIVITIES
Stockholder notes receivable                                                               --               (420,588)
Repayment of notes payable                                                               (9,067)                --
                                                                                   ------------         ------------
Net cash provided by financing activities                                                (9,067)            (420,588)
                                                                                   ------------         ------------

Net decrease in cash and cash equivalents                                            (3,405,731)          (3,868,831)
Cash and cash equivalents at beginning of period                                     19,909,952           39,274,817
                                                                                   ------------         ------------
Cash and cash equivalents at end of period                                         $ 16,504,221         $ 35,405,986
                                                                                   ============         ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated condensed financial statements of Radio Unica Communications Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated condensed financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 2001 consolidated financial statements and notes thereto.

       The Company's revenue and cash flow are typically lowest in the first calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.     SEGMENT OPERATING RESULTS

       Pursuant to the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio-broadcasting and promotion services. The radio-broadcasting segment includes the operations of the Company's radio network, the operations of all owned and/or operated radio stations and corporate expenses. The promotion services segment includes the operations of the Company's marketing and promotions business. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and earnings
(loss) from operations plus depreciation and amortization ("EBITDA").

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

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

2.   SEGMENT OPERATING RESULTS, CONTINUED

Results by segment are as follows:

                                            Three Months Ended
                                                 March 31,
                                    -----------------------------------
                                        2002                   2001
                                    -------------         -------------
Net revenue

   Radio broadcasting               $   6,648,897         $   5,621,329
   Promotion services                   1,512,839                  --
                                    -------------         -------------
Consolidated                        $   8,161,736         $   5,621,329
                                    =============         =============

Operating income (loss)

   Radio broadcasting               $  (3,733,667)        $  (6,791,880)
   Promotion services                     131,168                  --
                                    -------------         -------------
Consolidated                        $  (3,602,499)        $  (6,791,880)
                                    =============         =============

EBITDA

   Radio broadcasting               $  (3,048,896)        $  (5,090,056)
   Promotion services                     185,647                  --
                                    -------------         -------------
Consolidated                        $  (2,863,249)        $  (5,090,056)
                                    =============         =============

Total assets as of March 31,

   Radio broadcasting               $ 152,459,612         $ 179,550,599
   Promotion services                   5,423,119                  --
                                    -------------         -------------
Consolidated                        $ 157,882,731         $ 179,550,599
                                    =============         =============

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.     NEW ACCOUNTING STANDARDS

       Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As prescribed by SFAS No. 142, the Company will complete the transitional goodwill impairment test by the second quarter of 2002 and does not know at this time the impact, if any, on its financial position or results of operations as a result of the adoption of SFAS No. 142. If a non-cash impairment charge is required as a result of the transitional impairment test, it would be accounted for as a cumulative effect of a change in accounting principle. The Company has completed testing of its broadcast licenses for impairment and has determined that no impairment exists. The Company has determined that its broadcast licenses have indefinite lives. As required by SFAS No. 142, the results for the periods prior to its adoption have not been restated. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of the amortization of goodwill and broadcast licenses is as follows.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                     ---------------------------------
                                                         2002                 2001
                                                     ------------         ------------
Net loss as reported                                 $ (8,020,180)        $(10,253,653)
Goodwill and broadcast licenses amortization                 --                978,080
                                                     ------------         ------------
Net loss as adjusted                                 $ (8,020,180)        $ (9,275,573)
                                                     ============         ============

Net loss per common share - basic and diluted

As reported                                          $      (0.38)        $      (0.49)
                                                     ============         ============
As adjusted                                          $      (0.38)        $      (0.45)
                                                     ============         ============

       Effective January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Our adoption of SFAS No. 144 did not have an effect on our consolidated financial statements.

4.     SUBSEQUENT EVENTS

       The Company has received a commitment for a $20 million senior secured credit facility from GE Capital Commercial Finance, Inc. The Company expects to close on the facility on or before June 30, 2002.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

       This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2002 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 2001

       NET REVENUE. Net revenue increased by approximately $2.6 million or 45% to approximately $8.2 million for the three months ended March 31, 2002 from approximately $5.6 million for the comparable period in the prior year. The increase in net revenue relates to revenue generated by promotional and merchandising services associated with MASS of approximately $1.5 million, increased rates and revenue market share at the network and O&Os and revenue generated from the broadcast of a soccer event "Copa Oro", of approximately $1.0 million.

       OPERATING EXPENSES. Operating expenses decreased by approximately $0.6 million or 5% to approximately $11.8 million for the three months ended March 31, 2002 from approximately $12.4 million for the comparable period in the prior year. The decrease in operating expenses is due to decreased direct operating expenses of approximately $0.5 million, decreased selling, general and administrative expenses related to the radio business of approximately
$0.5 million and decreased depreciation and amortization of approximately
$1.0 million offset in part by the cost associated with the operations of MASS of approximately $0.5 million of selling, general and administrative expenses and approximately $0.8 million of cost of promotions services.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

       Direct operating expenses decreased by approximately $0.5 million or 28% to approximately $1.2 million for the three months ended March 31, 2002 from approximately $1.7 million for the comparable period in the prior year. The decrease in direct operating expenses is primarily due to a decrease in headcount at certain stations which took place throughout 2001 and the fact that we are no longer operating our San Diego station.

       Selling, general and administrative expenses increased by approximately $0.1 million or 2% to approximately $4.2 million for the three months ended March 31, 2002 from approximately $4.1 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the general and administrative expenses associated with MASS of approximately $0.5 million, offset by the decrease in selling, general and administrative expense for the radio business due to a decrease in headcount at certain stations which took place throughout 2001 and the fact that we are no longer operating our San Diego station.

       Network expenses remained constant at approximately $3.7 million for the three months ended March 31, 2002 and 2001. Network expenses are comprised of network programming, including sporting events, network sales expense and other network related costs.

       Corporate expenses decreased by approximately $0.1 million or 9% to approximately $0.9 million for the three months ended March 31, 2002 from approximately $1.0 million for the comparable period in the prior year. The decrease in corporate expenses is mainly due to decreased outside services.

       Cost of promotion services of approximately $0.8 million for the three months ended March 31, 2002 relates to the cost of promotional and merchandising services incurred by MASS.

       Depreciation and amortization decreased by approximately $1.0 million or 57% to approximately $0.7 million for the three months ended March 31, 2002 from approximately $1.7 million for the comparable period in the prior year. The decrease in depreciation and amortization is due to the fact that effective January 1, 2002 in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill and broadcast licenses with indefinite useful lives.

       Stock option compensation expense remained constant at approximately $0.2 million for the three months ended March 31, 2002 and 2001. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company's common stock.

       OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $1.0 million or 29% to approximately $(4.5) million for the three months ended March 31, 2002 from approximately $(3.5) million for the comparable period in the prior year. Other income (expense) for the three months ended March 31, 2002 included interest income of approximately $0.1 million, and interest expense of approximately $(4.5) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $0.6 million in interest income and $(4.1) million in interest expense during the three months ended March 31, 2001.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

       NET LOSS. Net loss decreased by approximately $2.2 million or 22% to approximately $(8.0) million for the three months ended March 31, 2002 from approximately $(10.2) million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue of approximately $2.5 million and decreased operating expenses of approximately $0.7, offset in part by the increase in interest expense related to the Senior Discount Notes of approximately $0.5 million and decreased interest income of approximately $0.4 million.

       EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.2 million ("Adjusted EBITDA") increased by approximately $2.2 million or 45% to approximately $(2.7) million for the three months ended March 31, 2002 from approximately $(4.9) million for the comparable period in the prior year. EBITDA increased by approximately $2.2 million or 44% to approximately $(2.9) million for the three months ended March 31, 2002 from approximately $(5.1) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in revenue generated by promotional and merchandising services associated with MASS, increased rates and revenue market share at the network and O&Os, revenue generated from the broadcast of a soccer event, "Copa Oro", and decreased operating expenses relating to the radio business.

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

       The Company has received a commitment for a $20 million senior secured credit facility from GE Capital Commercial Finance, Inc. The Company expects to close on the facility on or before June 30, 2002. There is no assurance that the Company will enter into the definitive secured credit facility.

       Net cash used in operating activities decreased by approximately $0.9 million or 30% to approximately $2.0 million for the three months ended March 31, 2002 from approximately $2.9 million for the comparable period in the prior year. Net cash used in investing activities was approximately $1.4 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. The increase of approximately $0.9 million from 2002 to 2001 is primarily due to the increase in capital expenditures associated with signal upgrades currently in process for our New York and Dallas stations. Net cash used in financing activities was approximately $(9,000) and $(0.4) million for the three months ended March 31, 2002 and 2001, respectively. The decrease of approximately $0.4 million from 2002 to 2001 is due to the funding of the stockholder notes receivable during 2001.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

       Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $1.4 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. The increase in capital expenditures is primarily due to the signal upgrades that are currently in process for our New York and Dallas stations.

       The Company believes that the remaining proceeds from its initial public offering will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until its business strategy provides the Company with sufficient operating cash flow. There can be no assurance that such business strategy will be successfully implemented or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of the Company's common stock and Senior Discount Notes, and the Company's ability to pay the principal of and interest on the Senior Discount Notes.

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

       From the effective date of the registration statement, the net proceeds from the offering have been used for the following purposes, none of which were paid to persons who were officers, directors, 10% stockholders or affiliates:

                                                              (IN MILLIONS)
                                                              -------------
Repayments of amounts outstanding under the revolving
  credit facility                                                  $16.5
Acquisition of radio stations                                       20.3
Other purposes, including deposits on time brokerage
  agreements and acquisition of radio broadcasting rights            5.5
Capital expenditures                                                 9.1
Working capital and other                                           21.5
Acquisition of Company stock held in treasury                        1.3
Investment in unconsolidated companies                               7.0
Acquisition of MASS Promotions, Inc.                                 1.7
Temprary investments in cash and cash equivalents                   16.5
                                                                   -----
                                                                   $99.4
                                                                   =====

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


Date: May 13, 2002