Form 10-Q
period 2002-06-30
RADIO UNICA COMMUNICATIONS CORP
filed 2002-08-13
CIK 1089953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

  As of August 13, 2002, 20,941,656 shares of Common Stock, $.01 par value were outstanding.

================================================================================

                        RADIO UNICA COMMUNICATIONS CORP.

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................................................2
Item 2.  Management's Discussion and Analysis..............................................................9

PART II.   OTHER INFORMATION

Item 2.  Changes in Securities............................................................................15
Item 4.  Submission of Matters to a Vote of Security Holders..............................................16
Item 6.  Exhibits and Reports on Form 8-K.................................................................17

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,       DECEMBER 31,
                                                                                  2002             2001
                                                                              -------------   -------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $  12,534,163   $  19,909,952
  Accounts receivable, net of allowance for doubtful accounts of
   $1,285,364 and $1,253,425, respectively                                       10,412,495      10,251,340
  Prepaid expenses and other current assets                                       1,893,044       1,600,898
                                                                              -------------   -------------
Total current assets                                                             24,839,702      31,762,190

  Property and equipment, net                                                    24,769,257      23,971,415
  Broadcast licenses, net of accumulated amortization of $10,336,623             98,200,730      98,200,730
  Other intangible assets, net                                                    9,433,143       9,055,938
  Other assets                                                                      541,648         344,543
                                                                              -------------   -------------
                                                                              $ 157,784,480   $ 163,334,816
                                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                                            $     496,674   $   2,216,655
  Accrued expenses                                                                3,328,186       2,942,467
  Current portion of notes payable                                                  978,188         984,991
  Deferred revenue                                                                  647,550         658,943
                                                                              -------------   -------------
Total current liabilities                                                         5,450,598       6,803,056

Other liabilities                                                                    75,000          55,000
Notes payable                                                                     1,128,202       1,139,276
Deferred taxes                                                                      910,424         988,460
Senior discount notes                                                           156,625,953     147,934,782

Commitments and contingencies

Stockholders' (deficit) equity:
  Preferred stock; $.01 par value; 5,000,000 shares authorized;
   no shares issued or outstanding                                                        -               -
  Common stock; $.01 par value; 40,000,000 shares authorized;
   21,420,456 shares issued and 20,941,656 shares outstanding                       214,205         214,205
  Additional paid-in capital                                                    161,522,206     161,522,206
  Treasury stock at cost; 478,800 shares                                         (1,315,644)     (1,315,644)
  Stockholders notes receivable                                                    (749,657)       (749,657)
  Deferred compensation expense                                                    (259,351)       (570,817)
  Accumulated deficit                                                          (165,817,456)   (152,686,051)
                                                                              -------------   -------------
Total stockholders' (deficit) equity                                             (6,405,697)      6,414,242
                                                                              -------------   -------------
                                                                              $ 157,784,480   $ 163,334,816
                                                                              =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                               -------------------------------   -------------------------------
                                                                    2002             2001             2002             2001
                                                               --------------   --------------   --------------   --------------
Net revenue                                                    $   12,178,532   $    9,923,227   $   20,340,268   $   15,544,556

Operating expenses:
  Direct operating                                                  1,302,953        2,424,287        2,498,426        4,092,283
  Selling, general and administrative                               4,612,478        4,246,408        8,808,171        8,358,988
  Network                                                           3,712,702        3,964,496        7,473,748        7,702,038
  Corporate                                                         1,014,339          962,635        1,939,611        1,978,094
  Cost of promotion services                                        1,263,837          700,507        2,051,193          700,507
  Depreciation and amortization                                       752,700        1,627,887        1,491,950        3,329,711
  Stock option compensation                                           151,321          177,806          311,466          355,614
                                                               --------------   --------------   --------------   --------------
                                                                   12,810,330       14,104,026       24,574,565       26,517,235
                                                               --------------   --------------   --------------   --------------
Loss from operations                                                 (631,798)      (4,180,799)      (4,234,297)     (10,972,679)

Other income (expense):
  Interest expense                                                 (4,602,403)      (4,160,395)      (9,115,868)      (8,225,453)
  Interest income                                                      88,395          382,008          193,644          977,584
  Other                                                                (4,437)         208,338          (52,920)         216,047
                                                               --------------   --------------   --------------   --------------
                                                                   (4,518,445)      (3,570,049)      (8,975,144)      (7,031,822)
                                                               --------------   --------------   --------------   --------------
Loss before income taxes                                           (5,150,243)      (7,750,848)     (13,209,441)     (18,004,501)
Income tax benefit                                                     39,018           78,035           78,036           78,035
                                                               --------------   --------------   --------------   --------------
Net loss                                                       $   (5,111,225)  $   (7,672,813)  $  (13,131,405)  $  (17,926,466)
                                                               ==============   ==============   ==============   ==============

Net loss per common share - basic and diluted                  $        (0.24)  $        (0.37)  $        (0.63)  $        (0.86)
                                                               ==============   ==============   ==============   ==============
Weighted average common shares
  outstanding - basic and diluted                                  20,941,656       20,812,042       20,941,656       20,811,823
                                                               ==============   ==============   ==============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  -----------------------------
                                                                                      2002            2001
                                                                                  -------------   -------------
OPERATING ACTIVITIES
Net loss                                                                          $ (13,131,405)  $ (17,926,466)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       1,491,950       3,329,711
  Provision for bad debts                                                                31,939         (25,825)
  Accretion of interest on senior discount notes                                      8,691,171       7,753,383
  Amortization of deferred financing costs                                              319,962         385,820
  Stock option compensation expense                                                     311,466         355,614
  Loss on investment in unconsolidated company                                                -         131,677
  Deferred income taxes                                                                 (78,036)        (78,035)
  Other                                                                                (118,835)       (653,683)
  Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                                (193,093)       (696,282)
    Prepaid expenses and other current assets                                          (260,428)       (537,884)
    Other assets                                                                       (230,036)         28,423
    Accounts payable                                                                 (1,719,982)        524,127
    Accrued expenses                                                                    385,721         620,906
    Deferred revenue                                                                    107,442          78,816
    Other liabilities                                                                    20,000          25,000
                                                                                  -------------   -------------
Net cash used in operating activities                                                (4,372,164)     (6,684,698)
                                                                                  -------------   -------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                                (2,157,440)     (1,603,352)
Acquisition of wholly owned subsidiary, net of cash received                                  -      (1,342,687)
                                                                                  -------------   -------------
Net cash used in investing activities                                                (2,157,440)     (2,946,039)
                                                                                  -------------   -------------

FINANCING ACTIVITIES
Stockholders notes receivable                                                                 -        (420,588)
Repayment of notes payable                                                              (17,878)        (27,096)
Proceeds from issuance of common stock                                                        -              60
Deferred financing costs                                                               (828,307)              -
                                                                                  -------------   -------------
Net cash used in financing activities                                                  (846,185)       (447,624)
                                                                                  -------------   -------------

Net decrease in cash and cash equivalents                                            (7,375,789)    (10,078,361)
Cash and cash equivalents at beginning of period                                     19,909,952      39,274,817
                                                                                  -------------   -------------
Cash and cash equivalents at end of period                                        $  12,534,163   $  29,196,456
                                                                                  =============   =============

Issuance of note payable in connection with acquisition of
  wholly owned subsidiary                                                         $           -   $   2,078,561
                                                                                  =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Communications Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated condensed financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to the Company's 2001 consolidated financial statements and notes thereto.

     The Company's revenue and cash flows are typically lowest in the first calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.   SEGMENT OPERATING RESULTS

     Pursuant to the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio broadcasting and promotion services. The radio broadcasting segment includes the operations of the Company's radio network, the operations of all owned and/or operated radio stations and corporate expenses. The promotion services segment includes the operations of the Company's marketing and promotions business. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and earnings (loss) from operations plus depreciation and amortization and stock option compensation expense ("EBITDA").

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

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.   SEGMENT OPERATING RESULTS, CONTINUED

Results by segment are as follows:

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                           JUNE 30,                         JUNE 30,
                                -------------------------------   -------------------------------
                                     2002            2001              2002            2001
                                --------------   --------------   --------------   --------------
                                           (UNAUDITED)                     (UNAUDITED)
Net revenue

  Radio broadcasting            $    9,978,077   $    8,729,605   $   16,626,974   $   14,350,934
  Promotion services                 2,200,455        1,193,622        3,713,294        1,193,622
                                --------------   --------------   --------------   --------------
Consolidated                    $   12,178,532   $    9,923,227   $   20,340,268   $   15,544,556
                                ==============   ==============   ==============   ==============

Operating income (loss)
  Radio broadcasting            $     (970,547)  $   (4,376,551)  $   (4,704,214)  $  (11,168,431)
  Promotion services                   338,749          195,752          469,917          195,752
                                --------------   --------------   --------------   --------------
Consolidated                    $     (631,798)  $   (4,180,799)  $   (4,234,297)  $  (10,972,679)
                                ==============   ==============   ==============   ==============

EBITDA

  Radio broadcasting            $     (122,175)  $   (2,592,853)  $   (3,010,925)  $   (7,505,101)
  Promotion services                   394,398          217,747          580,044          217,747
                                --------------   --------------   --------------   --------------
Consolidated                    $      272,223   $   (2,375,106)  $   (2,430,881)  $   (7,287,354)
                                ==============   ==============   ==============   ==============

Total Assets

  Radio broadcasting                                              $  151,772,907   $  175,139,234
  Promotion services                                                   6,011,573        5,252,686
                                                                  --------------   --------------
Consolidated                                                      $  157,784,480   $  180,391,920
                                                                  ==============   ==============

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.   NEW ACCOUNTING STANDARDS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As prescribed by SFAS No. 142, the Company has completed its transitional impairment test on its goodwill and broadcast licenses and has determined that no impairment exists. The Company has determined that its broadcast licenses have indefinite lives. As required by SFAS No. 142, the results for the periods prior to its adoption have not been restated. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of the amortization of goodwill and broadcast licenses is as follows.

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                 -------------------------------   -------------------------------
                                                      2002            2001             2002             2001
                                                 --------------   --------------   --------------   --------------
Net loss as reported                             $   (5,111,225)  $   (7,672,813)  $  (13,131,405)  $  (17,926,466)
Goodwill and broadcast licenses amortization                  -          956,929                -        1,935,010
                                                 --------------   --------------   --------------   --------------
Net loss as adjusted                             $   (5,111,225)  $   (6,715,884)  $  (13,131,405)  $  (15,991,456)
                                                 ==============   ==============   ==============   ==============
Net loss per common share - basic and diluted

As reported                                      $        (0.24)  $        (0.37)  $        (0.63)  $        (0.86)
                                                 ==============   ==============   ==============   ==============

As adjusted                                      $        (0.24)  $        (0.32)  $        (0.63)  $        (0.77)
                                                 ==============   ==============   ==============   ==============

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

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   REVOLVING CREDIT FACILITY

     On June 25, 2002, Radio Unica Corp., a wholly owned subsidiary of the Company, and all the subsidiaries of Radio Unica Corp. (collectively "RUC") entered into a credit agreement for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20 million of availability with General Electric Capital Corporation ("GECC"). The Revolving Credit Facility will mature on February 1, 2006. Amounts outstanding under the Revolving Credit Facility bear interest at a rate of either (i) the Index Rate (as defined) plus 2.5% or (ii) LIBOR plus 3.5%. The obligations under the Revolving Credit Facility are guaranteed by the Company and secured by substantially all the assets of the Company and by all the assets and stock of RUC. RUC will pay certain fees in connection with the Revolving Credit Facility, including an Unused Line Fee (as defined) ranging between 0.50% and 0.75% annually on the aggregate unused portion of the Revolving Credit Facility. RUC may use the borrowings available under the Revolving Credit Facility for working capital, general corporate needs, to provide funds for future Permitted Acquisitions (as defined), for capital expenditures, to pay interest, and to the extent permitted by the agreement, for Permitted Senior Note Repurchases (as defined).

     The Revolving Credit Facility contains certain financial and operational covenants and customary events of default, including, among others, payment defaults and default in the performance of other covenants, breach of representations or warranties, cross-default to other indebtedness, certain bankruptcy or ERISA defaults, the entry of certain judgments against the Company or any subsidiary, and any security interest or guarantee that ceases to be in effect. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a Change of Control (as defined).

5.   SUBSEQUENT EVENTS

     On July 15, 2002 the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the minimum net tangible assets requirement or the minimum stockholders equity requirements for continued listing set forth in Marketplace Rule 4450(a)(3) and that its securities are, therefore, subject to delisting from The Nasdaq National Market. A hearing before the Nasdaq Listing Qualifications Panel has been scheduled to review the Nasdaq Staff Determination. There can be no assurance the Panel will grant the Company's request for continued listing. The Company's stock will continue to trade on the Nasdaq National Market pending a decision from the Nasdaq Listing Qualifications Panel.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2002 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

OVERVIEW

     We generate radio broadcasting revenue from sales of network advertising time, and sales of local and national advertising time on radio stations that we own and those that we operate under local marketing agreements (collectively "O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All radio broadcasting revenue is stated net of any agency commissions. We recognize radio broadcasting revenue when the commercials are broadcast. We also generate revenue from our promotional and merchandising services company, MASS Promotions, Inc. ("MASS"). We recognize revenue generated by MASS when the promotional and/or merchandising services are performed.

     Our operating expenses consist of programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, cost of promotion services and general and administrative expenses.

     The Company presents EBITDA not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles ("GAAP")), but because it is a widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2001

     The results of operations for the three months ended June 30, 2002 are not comparable to the same period in 2001 primarily due to the acquisition of MASS, which took place on April 30, 2001. Consequently, only two months of MASS' operations are included in the results for the quarter ended June 30, 2001.

     NET REVENUE. Net revenue increased by approximately $2.3 million or 23% to approximately $12.2 million for the three months ended June 30, 2002 from approximately $9.9 million for the comparable period in the prior year. The increase in net revenue relates to increased revenue generated by promotional and merchandising services associated with MASS of approximately $1.0 million, and increased rates and revenue market share at the network and O&Os.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     OPERATING EXPENSES. Operating expenses decreased by approximately $1.3 million or 9% to approximately $12.8 million for the three months ended June 30, 2002 from approximately $14.1 million for the comparable period in the prior year. The decrease in operating expenses is due to decreased direct operating expenses of approximately $1.1 million, decreased network expenses of approximately $0.3 million and decreased depreciation and amortization of approximately $0.9 million offset in part by the increased cost associated with the operations of MASS of approximately $0.4 million of selling, general and administrative expenses and approximately $0.6 million of cost of promotion services.

     Direct operating expenses decreased by approximately $1.1 million or 46% to approximately $1.3 million for the three months ended June 30, 2002 from approximately $2.4 million for the comparable period in the prior year. The decrease in direct operating expenses is primarily due to decreased advertising spending in 2002, decreases in headcount at certain stations and termination of a time brokerage agreement and station operations in San Diego.

     Selling, general and administrative expenses increased by approximately $0.4 million or 9% to approximately $4.6 million for the three months ended June 30, 2002 from approximately $4.2 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in general and administrative expenses associated with MASS of approximately $0.4 million. This increase is primarily due to the additional month of MASS' expenses in 2002 as well as the growth of MASS as a business segment.

     Network expenses decreased approximately $0.3 million or 6% to approximately $3.7 million for the three months ended June 30, 2002 from approximately $4.0 million for the comparable period in the prior year. The decrease in network expenses is primarily due to decreased advertising spending for the three months ended June 30, 2002 of approximately $0.3 million.

     Corporate expenses remained constant at approximately $1.0 million for the three months ended June 30, 2002 and 2001. Corporate expenses are comprised of the cost of corporate management and legal and professional fees.

     Cost of promotion services increased by approximately $0.6 million or 80% to $1.3 million for the three months ended June 30, 2002 from approximately $0.7 million for the comparable period in the prior year. The increase in the cost of promotion services is directly related to the increase in MASS' revenue and the additional month of MASS' expenses in 2002.

     Depreciation and amortization decreased by approximately $0.9 million or 54% to approximately $0.7 million for the three months ended June 30, 2002 from approximately $1.6 million for the comparable period in the prior year. The decrease in depreciation and amortization is due to the fact that effective January 1, 2002 the Company ceased the amortization of goodwill and broadcast licenses with indefinite useful lives in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

     Stock option compensation expense remained constant at approximately $0.2 million for the three months ended June 30, 2002 and 2001. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company's common stock.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.9 million or 27% to approximately $(4.5) million for the three months ended June 30, 2002 from approximately $(3.6) million for the comparable period in the prior year. Other income (expense) for the three months ended June 30, 2002 included interest income of approximately $0.1 million, and interest expense of approximately $(4.6) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $0.6 million in interest and other income and $(4.2) million in interest expense during the three months ended June 30, 2001.

     INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $39,000 for the three months ended June 30, 2002 and approximately $78,000 for the comparable period in the prior year. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.

     NET LOSS. Net loss decreased by approximately $2.6 million or 33% to approximately $(5.1) million for the three months ended June 30, 2002 from approximately $(7.7) million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue of approximately $2.3 million and decreased operating expenses of approximately $1.3 million, offset in part by the increase in interest expense related to the Senior Discount Notes of approximately $0.4 million and decreased interest and other income of approximately $0.6 million.

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.2 million increased by approximately $2.7 million or 111% to approximately $0.3 million for the three months ended June 30, 2002 from approximately $(2.4) million for the comparable period in the prior year. EBITDA increased by approximately $2.7 million or 105% to approximately $0.1 million for the three months ended June 30, 2002 from approximately $(2.6) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in revenue generated by MASS, increased rates and revenue market share at the network and O&Os, and decreased operating expenses relating to the radio broadcasting business.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     The results of operations for the six months ended June 30, 2002 are not comparable to the same period in 2001 primarily due to the acquisition of MASS, which took place on April 30, 2001. Consequently, only two months of MASS' operations are included in the results for the six months ended June 30, 2001.

     NET REVENUE. Net revenue increased by approximately $4.8 million or 31% to approximately $20.3 million for the six months ended June 30, 2002 from approximately $15.5 million for the comparable period in the prior year. The increase in net revenue relates to increased revenue generated by promotional and merchandising services associated with MASS of approximately $2.5 million, and increased rates and revenue market share at the network and O&Os.

     OPERATING EXPENSES. Operating expenses decreased by approximately $1.9 million or 7% to approximately $24.6 million for the six months ended June 30, 2002 from approximately $26.5 million for the comparable period in the prior year. The decrease in operating expenses is due to decreased direct operating expenses of approximately $1.6 million, increased selling, general and administrative expenses of approximately $0.4 million, decreased network expenses of approximately $0.2 million, increased cost of promotion services of approximately $1.4 million and decreased depreciation and amortization of approximately $1.8 million.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     Direct operating expenses decreased by approximately $1.6 million or 39% to approximately $2.5 million for the six months ended June 30, 2002 from approximately $4.1 million for the comparable period in the prior year. The decrease in direct operating expenses is primarily due to decreased advertising spending in 2002, decreases in headcount at certain stations and the termination of a time brokerage agreement and station operations in San Diego.

     Selling, general and administrative expenses increased by approximately $0.4 million or 5% to approximately $8.8 million for the six months ended June 30, 2002 from approximately $8.4 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in general and administrative costs associated with MASS of approximately $0.8 million offset in part by a decrease of approximately $0.4 million related to the radio broadcasting business. The increase in general and administrative expenses associated with MASS is primarily due to the additional four months of MASS' expenses in 2002 as well as the growth of MASS as a business segment.

     Network expenses decreased by approximately $0.2 million or 3% to approximately $7.5 million for the six months ended June 30, 2002 from approximately $7.7 million for the comparable period in the prior year. The decrease in network expenses is primarily due to decreased advertising spending.

     Corporate expenses decreased by approximately $0.1 million or 2% to approximately $1.9 million for the six months ended June 30, 2002 from approximately $2.0 million from the comparable period in the prior year. The decrease in corporate expenses is mainly due to decreased outside services and professional fees.

     Cost of promotion services increased by approximately $1.4 million or 193% to $2.1 million for the six months ended June 30, 2002 from approximately $0.7 million for the comparable period in the prior year. The increase in the cost of promotion services is directly related to the increase in MASS' revenue and the additional four months of MASS' expenses in 2002.

     Depreciation and amortization decreased by approximately $1.8 million or 55% to approximately $1.5 million for the six months ended June 30, 2002 from approximately $3.3 million for the comparable period in the prior year. The decrease in depreciation and amortization is due to the fact that effective January 1, 2002 the Company ceased the amortization of goodwill and broadcast licenses with indefinite useful lives in accordance with the provisions SFAS No. 142, "Goodwill and Other Intangible Assets".

     Stock option compensation expense decreased by approximately $0.1 million or 12% to approximately $0.3 million for the six months ended June 30, 2002 from approximately $0.4 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company's common stock.

     OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $2.0 million or 28% to approximately $(9.0) million for the six months ended June 30, 2002 from approximately $(7.0) million for the comparable period in the prior year. Other income (expense) for the six months ended June 30, 2002 is mainly comprised of interest expense of approximately $(9.1) million and interest income of approximately $0.2 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(8.2) million in interest expense and approximately $1.0 million in interest income during the six months ended June 30, 2001.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $0.1 million for the six months ended June 30, 2002 and 2001. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.

     NET LOSS. Net loss decreased by approximately $4.8 million or 27% to approximately $13.1 million for the six months ended June 30, 2002 from approximately $17.9 million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue of approximately $4.8 million and decreased operating expenses of approximately $1.9 million, offset in part by the increase in interest expense related to the Senior Discount Notes of approximately $0.9 million and decreased interest and other income of approximately $1.0 million.

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.3 million increased by approximately $4.9 million or 67% to approximately $(2.4) million for the six months ended June 30, 2002 from approximately $(7.3) million for the comparable period in the prior year. EBITDA increased by approximately $4.9 million or 64% to approximately $(2.7) million for the six months ended June 30, 2002 from approximately $(7.6) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in revenue generated by MASS, increased rates and revenue market share at the network and O&Os, and decreased operating expenses relating to the radio broadcasting business.

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

     On June 25, 2002, Radio Unica Corp., a wholly owned subsidiary of the Company, entered into an agreement for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20 million of availability. The Revolving Credit Facility will mature on February 1, 2006.

     Net cash used in operating activities decreased by approximately $2.3 million or 35% to approximately $4.4 million for the six months ended June 30, 2002 from approximately $6.7 million for the comparable period in the prior year. Net cash used in investing activities was approximately $2.2 million and $3.0 million for the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $0.8 million from 2002 to 2001 is primarily due to the acquisition of MASS, which took place during April 2001, offset in part by the increase in capital expenditures associated with signal upgrades currently in process for our New York and Dallas stations. Net cash used in financing activities was approximately $0.8 million and $0.4 million for the six months ended June 30, 2002 and 2001, respectively. The increase of approximately $0.4 million is due to deferred financing costs incurred in connection with the Revolving Credit Facility of approximately $0.8 million offset by the funding of the stockholders notes receivable of approximately $0.4 million during 2001.

RADIO UNICA COMMUNICATIONS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $2.2 million and $1.4 million for the six months ended June 30, 2002 and 2001, respectively. The increase in capital expenditures is primarily due to the signal upgrades that are currently in process for our New York and Dallas stations.

     The Company believes that the remaining proceeds from its initial public offering and the borrowing availability under the Revolving Credit Facility will provide adequate resources to fund the Company's operating expenses, working capital requirements and capital expenditures. The Company's first interest payment under the Senior Discount Notes in the amount of approximately $9.3 million is due on February 1, 2003 and semiannually through August 1, 2006. The Company will utilize its current cash position, cash generated from operations and the borrowing availability under the Revolving Credit Facility to fund such payments. There can be no assurance that the Company will have sufficient funds or will generate future cash flows to meet all of the of the Company's obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of the Company's common stock and Senior Discount Notes, and the Company's ability to pay the principal of and interest on the Senior Discount Notes.

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

     From the effective date of the registration statement, the net proceeds from the offering have been used for the following purposes, none of which were paid to persons who were officers, directors, 10% stockholders or affiliates:

                                                                          (IN MILLIONS)
                                                                          -------------
Repayments of amounts outstanding under a revolving credit facility       $        16.5
Acquisition of radio stations                                                      20.3
Other purposes, including deposits on time brokerage agreements
  and acquisition of radio broadcasting rights                                      5.5
Capital expenditures                                                               10.0
Working capital and other                                                          23.8
Acquisition of Company stock held in treasury                                       1.3
Investment in unconsolidated companies                                              7.0
Acquisition of MASS Promotions, Inc.                                                1.7
Deferred financing costs                                                            0.8
Temporary investments in cash and cash equivalents                                 12.5
                                                                          -------------
                                                                          $        99.4
                                                                          =============

RADIO UNICA COMMUNICATIONS CORP.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of stockholders on June 7, 2002, at which the following matters were voted upon:

     1.   Election of the nine directors
     2.   Amendment of the Company's Stock Option Plan.
     3. Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002.

The results of the meeting were as follows:

                                                                       BROKER
DIRECTORS                             FOR             WITHHELD        NON-VOTES
---------                             ---             --------        ---------
Joaquin F. Blaya                   20,183,256          352,294               -
Jose C. Cancela                    20,183,256          352,294               -
Leonard S. Coleman Jr.             20,183,256          352,294               -
Steven E. Dawson                   20,183,256          352,294               -
Andrew C. Goldman                  20,183,256          352,294               -
Sidney Lapidus                     20,183,256          352,294               -
David E. Libowitz                  20,183,256          352,294               -
Thomas P. Martin                   20,183,256          352,294               -
Justin Sadrian                     20,183,256          352,294               -

                                                                      BROKER
                     FOR             AGAINST         ABSTAIN         NON-VOTES
                     ---             -------         -------         ---------
Proposal 2        13,904,880         942,090          23,818         5,673,726

                                                                      BROKER
                     FOR             AGAINST         ABSTAIN         NON-VOTES
                     ---             -------         -------         ---------
Proposal 3        20,483,722          39,820          12,008                 -

RADIO UNICA COMMUNICATION CORP.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits required by Item 601 of Regulation S-K.

          10.1 Credit Agreement dated as of June 25, 2002 among Radio Unica Corp. and subsidiaries as borrowers and General Electric Capital Corporation, as Agent and Lender.

          99     Certification

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

                                          Radio Unica Communications Corp.

                                          By:   /s/ Steven E. Dawson
                                             ------------------------------
                                                Steven E. Dawson
                                                Chief Financial Officer

Date:  August 13, 2002

                                INDEX TO EXHIBITS

a)  Exhibits required by Item 601 of Regulation S-K

10.1 Credit Agreement dated as of June 25, 2002 among Radio Unica Corp. and subsidiaries as borrowers and General Electric Capital Corporation, as Agent and Lender.

99      Certification