Form 10-Q
period 2003-03-31
RADIO UNICA COMMUNICATIONS CORP
filed 2003-05-14
CIK 1089953

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒       NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2003, 20,941,656 shares of Common Stock, $.01 par value were outstanding.

RADIO UNICA COMMUNICATIONS CORP.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,129,257	$11,054,978
Accounts receivable, net of allowance for doubtful accounts of $1,134,365 and $1,148,228, respectively	7,275,522	9,494,925
Prepaid expenses and other current assets	3,670,520	2,774,480
Assets held for sale	—	2,925,554
Total current assets	24,075,299	26,249,937

Property and equipment, net	22,483,820	23,071,043
Broadcast licenses, net of accumulated amortization of $10,210,423	96,433,935	96,433,935
Other intangible assets, net	8,679,609	8,971,849
Other assets	501,825	437,085
	$152,174,488	$155,163,849

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$901,754	$1,295,971
Accrued expenses	2,472,242	2,905,277
Interest payable	3,164,095	7,784,537
Deferred revenue	384,122	608,218
Current portion of notes payable	632,049	641,741
Total current liabilities	7,554,262	13,235,744

Other liabilities	75,000	75,000
Notes payable	500,000	500,810
Deferred taxes	988,460	988,460
Borrowings under revolving credit facility	10,000,000	—
Senior discount notes	158,088,000	158,088,000

Commitments and contingencies

Stockholders’ (deficit) equity :
Preferred stock; $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $.01 par value; 40,000,000 shares authorized; 21,420,456 shares issued and 20,941,656 shares outstanding	214,205	214,205
Additional paid-in capital	161,562,205	161,562,206
Treasury stock at cost; 478,800 shares	(1,315,644)	(1,315,644)
Stockholder notes receivable	(789,657)	(789,657)
Deferred compensation expense	(74,483)	(96,226)
Accumulated deficit	(184,627,860)	(177,299,049)
Total stockholders’ (deficit) equity	(25,031,234)	(17,724,165)
	$152,174,488	$155,163,849

The accompanying notes are an integral part of these financial statements.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2003	2002

Net revenue	$9,597,394	$8,161,736

Operating expenses:
Direct operating	1,012,535	1,195,473
Selling, general and administrative	4,142,760	3,970,692
Network	2,800,279	3,761,046
Corporate	962,869	925,272
Cost of promotion company sales	2,508,591	1,012,357
Depreciation and amortization	798,700	739,250
Stock option compensation	21,743	160,145
	12,247,477	11,764,235
Loss from operations	(2,650,083)	(3,602,499)

Other income (expense):
Interest expense	(4,961,083)	(4,513,465)
Interest income	39,435	105,249
Other	242,920	(48,483)
	(4,678,728)	(4,456,699)
Loss before income taxes	(7,328,811)	(8,059,198)
Income tax benefit	—	39,018
Net loss	$(7,328,811)	$(8,020,180)

Net loss per common share - basic and diluted	$(0.35)	$(0.38)

Weighted average common shares outstanding - basic and diluted	20,941,656	20,941,656

The accompanying notes are an integral part of these financial statements.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities
Net loss	$(7,328,811)	$(8,020,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798,700	739,250
Provision for bad debt	(13,863)	178,077
Accretion of interest on senior discount notes	—	4,305,021
Amortization of deferred financing costs	226,671	159,981
Stock option compensation expense	21,743	160,145
Deferred income taxes	—	(39,018)
Gain on sale of radio station assets	(231,416)	—
Other	(11,556)	(110,325)
Change in assets and liabilities:
Accounts receivable	2,233,266	2,237,142
Prepaid expenses and other current assets	(862,677)	207,345
Other assets	(200,859)	(117,652)
Accounts payable	(394,217)	(1,400,040)
Accrued expenses	(433,035)	(318,930)
Interest payable	(4,660,442)	—
Deferred revenue	(212,540)	(34,691)
Deposit payable	—	15,000
Net cash used in operating activities	(11,069,036)	(2,038,875)

Investing activities
Acquisition of property and equipment	(170,183)	(1,357,789)
Proceeds from sale of radio station assets	3,324,000	—
Net cash provided by (used in) investing activities	3,153,817	(1,357,789)

Financing activities
Borrowings under revolving credit facility	10,000,000	—
Repayment of notes payable	(10,502)	(9,067)
Net cash provided by (used in) financing activities	9,989,498	(9,067)

Net increase (decrease) in cash and cash equivalents	2,074,279	(3,405,731)
Cash and cash equivalents at beginning of period	11,054,978	19,909,952
Cash and cash equivalents at end of period	$13,129,257	$16,504,221

The accompanying notes are an integral part of these financial statements.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Radio Unica Communications Corp. and subsidiaries (the “Company”) for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The consolidated condensed financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information, refer to the Company’s 2002 consolidated financial statements and notes thereto.

The Company’s revenue and cash flows are typically lowest in the first calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.             Segment Operating Results

Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of a Business Enterprise and Related Information”, the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio broadcasting and promotion services.  The radio broadcasting segment includes the operations of the Company’s radio network, the operations of all owned and operated radio stations and corporate expenses.  The promotion services segment includes the operations of the Company’s marketing and promotions business.  The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and earnings (loss) before interest, taxes, depreciation and amortization. (“EBITDA”).

EBITDA, is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with GAAP), but because it is a widely accepted supplemental financial measure of a company’s ability to service debt. The Company’s calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same manner. The Company’s EBITDA calculation is not intended to represent cash provided by (used in) operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

Results by segment are as follows:

	Three Months Ended March 31,
	2003	2002

Net revenue
Radio broadcasting	$6,838,823	$6,648,897
Promotion services	2,758,571	1,512,839
Consolidated	$9,597,394	$8,161,736

Operating income (loss)
Radio broadcasting	$(2,536,893)	$(3,733,667)
Promotion services	(113,190)	131,168
Consolidated	$(2,650,083)	$(3,602,499)

EBITDA

Radio broadcasting	$(1,558,101)	$(3,098,946)
Promotion services	(50,362)	187,214
Consolidated	$(1,608,463)	$(2,911,732)

Total assets as of March 31,

Radio broadcasting	$145,720,547	$152,459,612
Promotion services	6,453,941	5,423,119
Consolidated	$152,174,488	$157,882,731

Below is a reconciliation of operating income (loss) to EBITDA for the Company’s radio broadcasting and promotion services segments:

	Three Months Ended March 31,
	2003	2002
Radio broadcasting:
Loss from operations	$(2,536,893)	$(3,733,667)
Adjustments:
Depreciation and amortization	735,057	684,771
Other	243,735	(50,050)
EBITDA	$(1,558,101)	$(3,098,946)

Promotion services:
(Loss) income from operations	$(113,190)	$131,168
Adjustments:
Depreciation and amortization	63,643	54,479
Other	(815)	1,567
EBITDA	$(50,362)	$187,214

3.             Stock Option Plan

As permissible under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, and discloses pro forma net loss and loss per share amounts as if the fair value method had been adopted.  Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above fair market value.

The Company’s pro forma net loss, pro forma net loss per common share and pro forma weighted average fair value of options granted, with related assumptions, assuming the Company had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model for all options granted, are indicated below:

	Three months ended March 31,
	2003	2002

Net loss, as reported	$(7,328,811)	$(8,020,180)
Deduct:
Stock-based compensation expense determined under fair value method	779,430	808,268
Net loss, pro forma	$(8,108,241)	$(8,828,448)

Net loss per share, basic and diluted

As reported	$(0.35)	$(0.38)

Pro forma	$(0.39)	$(0.42)

Weighted average fair value	$—	$1.09

Expected life (in years)	10	10

Risk free interest rate	4.0%	5.0%

Expected volatility	213%	113%

Dividend Yield	—	—

4.             Revolving Credit Facility

At March 31, 2003, the Company was in breach of its Minimum Stage 1 Broadcast Cash Flow covenant (as defined).  The Company received a waiver for this breach from the lender.

The Company is subject to quarterly financial covenants.  There is no assurance that the Company will be able to comply with its future financial covenants or that any future financial covenant breaches will be waived. Any breach that is not waived could result in an event of default, permitting the lenders to suspend commitments to make any advance, and to declare amounts outstanding and interest thereon due and payable, which could have a material adverse effect on our business, financial condition and results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company’s outlook for 2003 and beyond, the Company’s expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

Overview

We generate radio broadcasting revenue from sales of network advertising time, and sales of local and national advertising time on radio stations that we own and operate (“O&Os”). Advertising rates are, in large part, based upon the network’s and each station’s ability to attract audiences in demographic groups targeted by advertisers. All radio broadcasting revenue is stated net of any agency commissions. We recognize radio broadcasting revenue when the commercials are broadcast.   We also generate revenue from our promotion services company, MASS Promotions, Inc. (“MASS”).  We recognize revenue generated by MASS when the promotion services are performed.

Our operating expenses consist of programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, cost of promotion services and general and administrative expenses.

Critical Accounting Policies and Estimates

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

During the quarter ended March 31, 2003, our critical accounting policies and the nature of our estimates have not changed from those disclosed in our annual report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three Months Ended March 31, 2003 Compared To The Three Months Ended March 31, 2002

NET REVENUE.  Net revenue increased by approximately $1.4 million or 18% to approximately $9.6 million for the three months ended March 31, 2003 from approximately $8.2 million for the comparable period in the prior year.  The increase in net revenue related to increased revenue generated by promotional and merchandising services associated with MASS of approximately $1.2 million, and increased revenue at the O&Os of approximately $0.2 million.

Direct operating expenses decreased by approximately $0.2 million or 15% to approximately $1.0 million for the three months ended March 31, 2003 from approximately $1.2 million for the comparable period in the prior year.  The decrease in direct operating expenses was primarily due to decreased advertising spending in 2003, decreases in headcount at certain stations and the sale and termination of operations at the Denver station as of February 11, 2003.

Selling, general and administrative expenses increased by approximately $0.2 million or 4% to approximately $4.1 million for the three months ended March 31, 2003 from approximately $3.9 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily related to the increase in the cost of the sales force at certain stations, the buildup of our operations at our Dallas station following the signal upgrade completed during the third quarter of 2002, offset in part by the sale and termination of operations at the Denver station as of February 11, 2003.

Network expenses decreased approximately $1.0 million or 26% to approximately $2.8 million for the three months ended March 31, 2003 from approximately $3.8 million for the comparable period in the prior year.  The decrease in network expenses was mainly due to a decrease in the cost of network programming, including sporting events, decreased personnel costs, and decreased spending associated with the promotion and marketing of the network.

Corporate expenses increased approximately $0.1 million or 8% to approximately $1.0 million for the three months ended March 31, 2003 from approximately $0.9 million for the comparable period in the prior year. The increase in corporate expense was mainly due to the increased cost of insurance. Corporate expenses are comprised of the cost of corporate management, legal and professional fees and insurance.

Cost of promotion services increased by approximately $1.5 million or 148% to $2.5 million for the three months ended March 31, 2003 from approximately $1.0 million for the comparable period in the prior year.  The increase in the cost of promotion services was related to the variable costs associated with the increase in MASS’ revenue, as well as higher out of pocket costs associated with certain client’s marketing programs.

Depreciation and amortization increased by approximately  $0.1 million or 8% to approximately $0.8 million for the three months ended March 31, 2003 from approximately $0.7 million for the comparable period in the prior year.  The increase in depreciation and amortization was due to the additions of fixed and intangible assets arising from signal upgrades completed during 2002.

Stock option compensation expense decreased by approximately $0.1 million or 86% to approximately $22,000 for the three months ended March 31, 2003 from approximately $0.2 million for the comparable period in the prior year.  Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company’s common stock.   The decrease in stock option compensation expense is due to stock options granted becoming fully vested during 2002.

OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.2 million or 5% to approximately $(4.7) million for the three months ended March 31, 2003 from approximately $(4.5) million for the comparable period in the prior year. Other income (expense) for the three months ended March 31, 2003 included interest expense of approximately $(5.0) million and interest and other income of approximately $0.3 million primarily related to the gain on the sale of the Denver radio station assets in February 2003.  Interest expense primarily relates to the interest on the Senior Discount Notes.

NET LOSS.  Net loss decreased by approximately $0.7 million or 9% to approximately $(7.3) million for the three months ended March 31, 2003 from approximately $(8.0) million for the comparable period in the prior year.  The decrease in net loss was mainly the result of the increase in the Company’s revenue of approximately $1.4 million, increased other income of approximately $0.3 million, offset in part by increased operating expenses of approximately $0.5 million, and increased interest expense of approximately $0.5 million.

EBITDA.  EBITDA increased by approximately $1.3 million or 45% to approximately $(1.6) million for the three months ended March 31, 2003 from approximately $(2.9) million for the comparable period in the prior year.  The increase in EBTIDA was mainly the result of the decrease in network expenses and the gain on the sale of the Denver radio station assets.

Use of Non-GAAP Financial Measures

The Company utilizes a financial measure that is not calculated in accordance with GAAP to assess its financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. EBITDA is defined as earnings (loss) before interest, taxes, depreciation and amortization. The Company believes that the presentation of EBITDA provides useful information to investors regarding the Company’s financial condition because it is a commonly used financial analysis tool for measuring and comparing media companies.  EBITDA also serves as a gauge of the Company’s ability to service long-term debt and other fixed obligations and to fund continued growth with internally generated funds. EBITDA should not be considered as an alternative to net cash provided by (used in) operating activities as a measure of liquidity. This non-GAAP financial measure may not be comparable to similarly titled measures used by other companies.   Below is a reconciliation of loss from operations to EBITDA:

	Three Months Ended March 31,
	2003	2002

Loss from operations	$(2,650,083)	$(3,602,499)
Adjustments:
Depreciation and amortization	798,700	739,250
Other	242,920	(48,483)
EBITDA	$(1,608,463)	$(2,911,732)

Liquidity and Capital Resources

The Company has had negative cash flows since inception. Working capital and financing for the Company’s acquisitions to date have been provided primarily by the proceeds from the Company’s initial public offering, the issuance of the 11¾ % Senior Discount Notes due August 1, 2006, the issuance of promissory notes, common stock and preferred stock to the Company’s shareholders and proceeds from the Revolving Credit Facility.

Net cash used in operating activities increased by approximately $9.1 million or 443% to approximately $11.1 million for the three months ended March 31, 2003 from approximately $2.0 million for the comparable period in the prior year.   Net cash provided by (used in) investing activities increased by $4.5 million or 332% to $3.2 million for the three months ended March 31, 2003 from approximately $(1.3) million for the comparable period in the prior year. The increase of approximately $4.5 million from 2002 to 2003 was primarily due to the proceeds received from the sale of the Denver radio station of approximately $3.3 million and a decrease in capital expenditures of approximately $1.2 million.  Net cash provided by (used in) financing activities increased by approximately $10.0 million to approximately $10.0 million for the three months ended March 31, 2003 from approximately $(9,000) for the comparable period in the prior year. The increase of approximately $10.0 million was due to the Company borrowing $10.0 million under its Revolving Credit Facility in March 2003.

Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately  $0.2 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively.  The decrease in capital expenditures is primarily due to signal upgrades completed during 2002.

The Company believes that its current cash on hand and its borrowing availability under its Revolving Credit Facility, will at a minimum provide adequate resources to fund the Company’s operating expenses, debt service, working capital requirements and capital expenditures through March 31, 2004.

The Company through its financial advisor, CIBC World Markets Corp. (“CIBC”) is currently in discussions with representatives of the Senior Discount Notes (the “Notes”) in order to restructure the terms of the Notes. In addition, the Company through CIBC is in discussions with several potential investors to secure additional equity financing.  There can be no assurance that the Company will be able to restructure its Notes or secure additional equity financing. In connection with the above mentioned efforts the Company has incurred approximately $1,300,000 in fees through March 31, 2003. These fees are included in the balance sheet at March 31, 2003 in prepaid expenses and other currents assets.  If the Company is successful in its efforts to restructure its Notes, the fees paid will be capitalized and amortized accordingly.  If the Company is successful in its efforts to raise equity, the fees paid will be recorded as a reduction of the equity proceeds. If the Company is unsuccessful in its efforts to restructure its Notes or raise equity, the fees paid will be expensed.

At March 31, 2003, the Company was in breach of the Revolving Credit Facility’s Minimum Stage 1 Broadcast Cash Flow covenant (as defined).  The Company received a waiver for this breach from its lender.

The Revolving Credit Facility contains quarterly financial covenants.  There is no assurance that the Company will be able to comply with its future financial covenants or that any future financial covenant breaches will be waived. Any breach that is not waived could result in an event of default, permitting the lender to suspend commitments to make any advance, and to declare amounts outstanding and interest thereon due and payable, which could have a material adverse effect on our business, financial condition and results of operations.

If the Company is unable to generate sufficient cash flow, is unable to restructure its Notes, or is unable to secure additional equity financing, it may have to adopt one or more alternatives after 2003, such as reducing or delaying planned capital expenditures or selling assets. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our Revolving Credit Facility. On March 31, 2003, we had borrowings of $10.0 million under our senior credit facility that were subject to variable rates. As of March 31, 2003, an adverse change of 1.0% in the interest rate on our Revolving Credit Facility would have caused us to incur an increase in interest expense of approximately $0.1 million on an annual basis

Item 4.    Controls and Procedures

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

From the effective date of the registration statement, the net proceeds from the offering have been used for the following purposes, none of which were paid to persons who were officers, directors, 10% stockholders or affiliates:

(in millions)
Repayments of amounts outstanding under the revolving credit facility	$16.5
Acquisition of radio stations	20.3
Other purposes, including time brokerage agreements, acquisition of radio broadcasting rights, working capital and other	30.7
Capital expenditures	10.7
Acquisition of Company stock held in treasury	1.3
Investment in unconsolidated companies	7.0
Acquisition of MASS Promotions, Inc.	2.7
Deferred financing costs	0.9
Payment of interest on Senior Discount Notes	9.3
Temporary investments in cash and cash equivalents	—
$99.4

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-K.

	Exhibit No.	Description
	99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith.

	99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith.

(b)	Reports on Form 8-K

On February 5, 2003, the Company filed a report on Form 8-K reporting on Item 5.

On February 28, 2003, the Company filed a report on Form 8-K reporting on Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radio Unica Communications Corp.

		By:	/s/ Steven E. Dawson
Steven E. Dawson
Chief Financial Officer

Date:	May 14, 2003

Certification pursuant to

Rule 13a-14 of the Securities Exchange Act of 1934,

as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: May 14, 2003

/s/ Joaquin F. Blaya
Joaquin F. Blaya
Chief Executive Officer

Certification pursuant to

Rule 13a-14 of the Securities Exchange Act of 1934,

as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Steven E. Dawson, Chief Financial Officer of Radio Unica Communications Corp. (the Company”), certify that:

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

Date: May 14, 2003
/s/ Steven E. Dawson
Steven E. Dawson
Chief Financial Officer