Form 10-Q
period 2003-09-30
RADIO UNICA COMMUNICATIONS CORP
filed 2003-11-14
CIK 1089953

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

As of November 14, 2003, 20,941,656 shares of Common Stock, $.01 par value were outstanding.

RADIO UNICA COMMUNICATIONS CORP.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,048,837	$11,054,978
Accounts receivable, net of allowance for doubtful accounts of $1,053,098 and $1,148,228, respectively	10,179,912	9,494,925
Prepaid expenses and other current assets	1,421,530	2,774,480
Assets held for sale	—	2,925,554
Total current assets	22,650,279	26,249,937

Property and equipment, net	21,194,168	23,071,043
Broadcast licenses, net of accumulated amortization of $10,336,623	96,433,935	96,433,935
Other intangible assets, net	8,136,775	8,971,849
Other assets	490,955	437,085
	$148,906,112	$155,163,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$495,689	$1,295,971
Accrued expenses	3,924,301	2,905,277
Interest payable	3,112,690	7,784,537
Deferred revenue	324,910	608,218
Current portion of notes payable	502,014	641,741
Total current liabilities	8,359,604	13,235,744

Other liabilities	84,000	75,000
Notes payable	—	500,810
Deferred taxes	988,460	988,460
Revolving credit facility	19,996,120	—
Senior discount notes	158,088,000	158,088,000

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $.01 par value; 40,000,000 shares authorized; 21,420,456 shares issued and 20,941,656 shares outstanding	214,205	214,205
Additional paid-in capital	161,562,206	161,562,206
Treasury stock at cost; 478,800 shares	(1,315,644)	(1,315,644)
Stockholders notes receivable	(789,657)	(789,657)
Deferred compensation expense	(15,512)	(96,226)
Accumulated deficit	(198,265,670)	(177,299,049)
Total stockholders’ deficit	(38,610,072)	(17,724,165)
	$148,906,112	$155,163,849

The accompanying notes are an integral part of these consolidated financial statements.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net revenue	$13,328,224	$12,015,508	$35,232,029	$32,355,776
Operating expenses:
Direct operating (exclusive of depreciation shown seperately below)	1,343,223	1,390,475	3,849,061	3,888,901
Selling, general and administrative	4,238,343	4,329,911	12,630,254	12,671,762
Network (exclusive of depreciation shown seperately below)	3,885,305	3,054,998	9,788,900	10,528,746
Corporate	971,339	919,216	2,934,834	2,858,827
Financial advisory, legal and restructuring fees	3,060,057	—	3,060,057	—
Cost of promotion services	1,908,325	2,191,942	6,589,813	4,709,455
Depreciation and amortization	828,093	768,192	2,448,972	2,260,142
Stock option compensation	15,772	86,191	80,717	397,657
	16,250,457	12,740,925	41,382,608	37,315,490
Loss from operations	(2,922,233)	(725,417)	(6,150,579)	(4,959,714)
Other income (expense):
Interest expense	(5,236,903)	(4,847,932)	(15,219,353)	(13,963,800)
Interest income	49,787	75,342	147,481	268,986
Other	5,907	(1,734)	255,830	(54,654)
	(5,181,209)	(4,774,324)	(14,816,042)	(13,749,468)
Loss before income taxes	(8,103,442)	(5,499,741)	(20,966,621)	(18,709,182)
Income tax benefit	—	39,018	—	117,054
Net loss	$(8,103,442)	$(5,460,723)	$(20,966,621)	$(18,592,128)

Net loss per common share - basic and diluted	$(0.39)	$(0.26)	$(1.00)	$(0.89)

Weighted average common shares outstanding - basic and diluted	20,941,656	20,941,656	20,941,656	20,941,656

The accompanying notes are an integral part of these consolidated financial statements.

RADIO UNICA COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2003	2002

Operating activities
Net loss	$(20,966,621)	$(18,592,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,448,972	2,260,142
Provision for bad debts	(87,100)	14,411
Accretion of interest on senior discount notes	—	10,153,218
Amortization of deferred financing costs	680,014	550,815
Stock option compensation expense	80,717	397,657
Deferred income taxes	—	(117,054)
Gain on sale of radio station assets	(225,616)	—
Other	(24,556)	(118,835)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(597,887)	244,813
Prepaid expenses and other current assets	1,421,178	81,364
Other assets	(226,978)	(712,700)
Accounts payable	(800,282)	(1,478,805)
Accrued expenses	979,024	(744,783)
Interest payable	(4,671,847)	3,095,890
Deferred revenue	(258,751)	203,054
Other liabilities	9,000	20,000
Net cash used in operating activities	(22,240,733)	(4,742,941)

Investing activities
Acquisition of property and equipment	(532,718)	(2,858,524)
Proceeds from sale of radio station assets	3,411,726	—
Net cash provided by (used in) investing activities	2,879,008	(2,858,524)

Financing activities
Borrowings under revolving credit facility	19,996,120	—
Repayment of notes payable	(640,536)	(976,597)
Deferred financing costs	—	(948,703)
Net cash provided by (used in) financing activities	19,355,584	(1,925,300)

Net decrease in cash and cash equivalents	(6,141)	(9,526,765)
Cash and cash equivalents at beginning of period	11,054,978	19,909,952
Cash and cash equivalents at end of period	$11,048,837	$10,383,187

The accompanying notes are an integral part of these consolidated financial statements.

RADIO UNICA COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Radio Unica Communications Corp. and subsidiaries (the “Company”) for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The consolidated condensed financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information, refer to the Company’s 2002 consolidated financial statements and notes thereto.

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

Results by segment are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net revenue
Radio broadcasting	$10,951,013	$9,255,185	$27,522,633	$25,882,159
Promotion services	2,377,211	2,760,323	7,709,396	6,473,617
Consolidated	$13,328,224	$12,015,508	$35,232,029	$32,355,776

Operating income (loss)
Radio broadcasting	$(3,081,467)	$(942,837)	$(6,263,218)	$(5,574,717)
Promotion services	159,234	217,420	112,639	615,003
Consolidated	$(2,922,233)	$(725,417)	$(6,150,579)	$(4,959,714)

EBITDA
Radio broadcasting	$(2,311,803)	$(233,963)	$(3,749,436)	$(3,532,215)
Promotion services	223,570	275,004	303,659	777,989
Consolidated	$(2,088,233)	$41,041	$(3,445,777)	$(2,754,226)

Total assets
Radio broadcasting			$143,648,241	$148,675,979
Promotion services			5,257,871	6,500,454
Consolidated			$148,906,112	$155,176,433

Below is a reconciliation of net (loss) income to EBITDA for the Company’s radio broadcasting and promotion services segments:

	Three Months Ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Radio broadcasting:
Net loss	$(8,252,228)	$(5,662,798)	$(21,029,275)	$(19,097,297)
Adjustments:
Interest expense, net	5,176,350	$4,756,864	15,022,170	13,589,326
Income taxes	—	(39,018)	—	(117,054)
Depreciation and amortization	764,075	710,989	2,257,669	2,092,810
EBITDA	$(2,311,803)	$(233,963)	$(3,749,436)	$(3,532,215)

Promotion services:
Net income (loss)	$148,786	$202,075	$62,654	$505,169
Adjustments:
Interest expense, net	10,766	$15,726	49,702	105,488
Income taxes	—	—	—	—
Depreciation and amortization	64,018	57,203	191,303	167,332
EBITDA	$223,570	$275,004	$303,659	$777,989

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(8,103,442)	$(5,460,723)	$(20,966,621)	$(18,592,128)
Deduct:
Stock-based compensation expense determined under fair value method	698,814	720,153	2,072,622	2,067,381
Net loss, pro forma	$(8,802,256)	$(6,180,876)	$(23,039,243)	$(20,659,509)
Net loss per share, basic and diluted
As reported	$(0.39)	$(0.26)	$(1.00)	$(0.89)
Pro forma	$(0.42)	$(0.30)	$(1.10)	$(0.99)

Weighted average fair value	$—	$—	$—	$1.09
Expected life (in years)	3	10	3	10
Risk free interest rate	4.0%	5.0%	4.0%	5.0%
Expected volatility	126%	153%	167%	134%
Dividend yield	—	—	—	—

4.                                      Subsequent Events

On October 3, 2003, the Company announced that it had entered into a definitive asset purchase agreement to sell its station group to Multicultural Radio Broadcasting, Inc., (“Multicultural”) a privately held company. The Company also announced that it is in discussions with third parties to sell its radio network, as well as its promotions company, Mass Promotions, Inc.  The Company will continue to broadcast its Spanish language programming and otherwise operate its business in the normal course through the closing of the Multicultural transaction.

On October 31, 2003, the Company and all its subsidiaries (except Mass Promotions, Inc.) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court for the Southern District of New York in order to implement the previously announced sale of its station group and related assets to Multicultural and its plan to separately sell its radio network and promotions company.

Under the Multicultural agreement the Company will receive approximately $150 million in cash for its radio stations. Completion of the transaction is subject to bankruptcy court approval, regulatory approvals and other conditions. It is expected that the transaction will be completed by the second quarter of 2004. The transaction will be effected as part of a prepackaged bankruptcy in which holders of the Company’s 11 ¾% Senior Discount Notes would receive approximately $700 in cash per $1,000 principal amount, all secured, priority, administrative and other general unsecured claims (with exception of subordinated claims related to securities litigation) would receive 100% of their claims, and stockholders would receive the remainder currently estimated to be between $0.47 and $1.03 per share.    Holders of 100% of the Company’s outstanding Senior Discount Notes have agreed to support the transaction and vote in favor of the prepackaged bankruptcy.

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

During the three and nine months ended September 30, 2003, our critical accounting policies and the nature of our estimates have not changed from those disclosed in our annual report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

NET REVENUE.  Net revenue increased by approximately $1.3 million or 11% to approximately $13.3 million for the three months ended September 30, 2003 from approximately $12.0 million for the comparable period in the prior year.  The increase in net revenue related to increased local spot, national spot and network revenue of approximately $1.7 million, offset by a decrease in promotional and merchandising services revenue associated with MASS of approximately $0.4 million.

Direct operating expenses decreased by approximately $0.1 million or 3% to approximately $1.3 million for the three months ended September 30, 2003 from approximately $1.4 million for the comparable period in the prior year.  The decrease in direct operating expenses was primarily due to the sale of assets and termination of operations at the Denver station as of February 11, 2003.

Selling, general and administrative expenses decreased by approximately $0.1 million or 2% to approximately $4.2 million for the three months ended September 30, 2003 from approximately $4.3 million for the comparable period in the prior year. The decrease in selling, general and administrative expenses primarily relates to a decrease in headcount at MASS, and the sale of assets and termination of operations at the Denver station as of February 11, 2003.

Network expenses increased approximately $0.8 million or 27% to approximately $3.9 million for the three months ended September 30, 2003 from approximately $3.1 million for the comparable period in the prior year.  The increase in network expenses was mainly due to an increase the cost of sports rights for the 2003 Gold Cup soccer event during July 2003.

Corporate expenses increased approximately $0.1 million or 6% to approximately $1.0 million for the three months ended September 30, 2003 from approximately $0.9 million for the comparable period in the prior year. The increase in corporate expenses was mainly due to increased insurance cost.

Financial advisory, legal and restructuring fees of approximately $3.1 million relate to costs incurred in connection with the pending transaction with Multicultural and the bankruptcy filing.

Cost of promotion services decreased by approximately $0.3 million or 13% to $1.9 million for the three months ended September 30, 2003 from approximately $2.2 million for the comparable period in the prior year.  The decrease in the cost of promotion services was related to the variable costs associated with the decrease in MASS’ revenue.

Depreciation and amortization remained constant at approximately $0.8 million for the three months ended September 30, 2003 and 2002.

Stock option compensation expense decreased by approximately $0.1 million or 82% to approximately $16,000 for the three months ended September 30, 2003 from approximately $0.1 million for the comparable period in the prior year.  Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company’s common stock.  The decrease in stock option compensation expense is due to stock options granted becoming fully vested during 2002.

OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.4 million or 9% to approximately $(5.2) million for the three months ended September 30, 2003 from approximately $(4.8) million for the comparable period in the prior year. Other income (expense) for the three months ended September 30, 2003 included interest expense of approximately $(5.3) million and interest income and other income of approximately $0.1 million.  Interest expense primarily relates to the interest on the Senior Discount Notes.

NET LOSS.  Net loss increased by approximately $2.6 million or 48% to approximately $(8.1) million for the three months ended September 30, 2003 from approximately $(5.5) million for the comparable period in the prior year.  The increase in net loss was primarily the result of financial advisory, legal and restructuring fees of approximately $3.1 million related to costs incurred in connection with the pending transaction with Multicultural and the bankruptcy filing, increased operating expense of approximately $0.4 million and increased interest expense of approximately $0.4 million, offset by increased revenue of approximately $1.3 million.

EBITDA.  EBITDA decreased by approximately $2.1 million to approximately $(2.1) million for the three months ended September 30, 2003 from approximately $40,000 for the comparable period in the prior year.  The decrease in EBITDA was mainly the result of the financial advisory, legal and restructuring fees of approximately $3.1 million related to costs incurred in connection with the pending transaction with Multicultural and the bankruptcy filing, increased operating expenses (excluding depreciation and amortization) of approximately $0.3 million, offset by increased revenue of approximately $1.3 million.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

NET REVENUE.  Net revenue increased by approximately $2.9 million or 9% to approximately $35.3 million for the nine months ended September 30, 2003 from approximately $32.4 million for the comparable period in the prior year.  The increase in net revenue relates to increased revenue generated by promotional and merchandising services associated with MASS of approximately $1.2 million, increased local spot and network revenue of approximately $2.4 million, offset by a decrease in national spot revenue of approximately $0.7 million.

Direct operating expenses remained constant at approximately $3.9 million for the nine months ended September 30, 2003 and 2002.  Direct operating expenses are comprised of technical and programming costs at the O&Os.

Selling, general and administrative expenses remained constant at approximately $12.6 million for the nine months ended September 30, 2003 and 2002.  Selling, general and administrative expenses for the radio broadcasting business increased by approximately $0.2 million due to increased local sales cost.  This increase was offset by a decrease in general and administrative costs associated with MASS of approximately $0.2 million due to a reduction in headcount.

Network expenses decreased by approximately $0.7 million or 7% to approximately $9.8 million for the nine months ended September 30, 2003 from approximately $10.5 million for the comparable period in the prior year.  The decrease in network expenses is primarily due to decreased cost of network programming and decreased advertising spending.

Corporate expenses remained constant at approximately $2.9 million for the nine months ended September 30, 2003 and 2002. Corporate expenses are comprised of the cost of corporate management, legal and professional fees and insurance.

Financial advisory, legal and restructuring fees of approximately $3.1 million relate to costs incurred in connection with the pending transaction with Multicultural and the bankruptcy filling.

Cost of promotion services increased by approximately $1.9 million or 40% to $6.6 million for the nine months ended September 30, 2003 from approximately $4.7 million for the comparable period in the prior year.  The increase in the cost of promotion services was related to the variable costs associated with the increase in MASS’ revenue, as well as higher out of pocket costs associated with certain client’s marketing programs.

Depreciation and amortization increased by approximately $0.2 million or 8% to approximately $2.5 million for the nine months ended September 30, 2003 from approximately $2.3 million for the comparable period in the prior year. The increase in depreciation and amortization was due to the additions of fixed and intangible assets arising from signal upgrades completed during 2002.

Stock option compensation expense decreased by approximately $0.3 million or 80% to approximately $0.1 million for the nine months ended September 30, 2003 from approximately $0.4 million for the comparable period in the prior year.  Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company’s common stock.  The decrease in stock option compensation expense is due to stock options granted becoming fully vested during 2002.

OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $1.1 million or 8% to approximately $(14.8) million for the nine months ended September 30, 2003 from approximately $(13.7) million for the comparable period in the prior year. Other income (expense) for the nine months ended September 30, 2003 is mainly comprised of interest expense of approximately $(15.2) million and interest income and other income of approximately $0.4 million primarily related to the gain on the sale of the Denver radio station assets in February 2003.  Interest expense primarily relates to the interest on the Senior Discount Notes.

INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $0.1 million for the nine months ended September 30, 2002.  The benefit resulted from the Company’s ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.  The Company did not record any benefit during the nine months ended September 30, 2003.

NET LOSS.  Net loss increased by approximately $2.4 million or 13% to approximately $21.0 million for the nine months ended September 30, 2003 from approximately $18.6 million for the comparable period in the prior year.  The increase in net loss is mainly the result of financial advisory, legal and restructuring fees of approximately $3.1 million related to costs incurred in connection with the pending transaction with Multicultural and the bankruptcy filing, increased operating expense of approximately $1.0 million, increased interest expense related to the Senior Discount Notes of approximately $1.3 million, decreased income tax benefit of approximately $0.1 million, offset by increased revenue of approximately $2.9 million and increased interest income and other income of approximately $0.2 million.

EBITDA.  EBITDA decreased by approximately $0.7 million or 25% to approximately $(3.5) million for the nine months ended September 30, 2003 from approximately $(2.8) million for the comparable period in the prior year. The decrease in EBITDA was mainly the result of financial advisory, legal and restructuring fees of approximately $3.1 million related to costs incurred in connection with the pending transaction with Multicultural and the bankruptcy filing, increased operating expenses (excluding depreciation) of approximately $0.8 million, offset by increased revenue of approximately $2.9 million and the gain on the sale of the Denver radio station assets of approximately $0.3 million.

Use of Non-GAAP Financial Measures

The Company utilizes a financial measure that is not calculated in accordance with GAAP to assess its financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. EBITDA is defined as earnings (loss) before interest, taxes, depreciation and amortization. The Company believes that the presentation of EBITDA provides useful information to investors regarding the Company’s financial condition because it is a commonly used financial analysis tool for measuring and comparing media companies. EBITDA should not be considered as an alternative to net cash provided by (used in) operating activities as a measure of liquidity. This non-GAAP financial measure may not be comparable to similarly titled measures used by other companies. Below is a reconciliation of net loss to EBITDA for the three and nine months ended September 30, 2003 and 2002:

	Consolidated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(8,103,442)	$(5,460,723)	$(20,966,621)	$(18,592,128)
Adjustments:
Interest expense, net	5,187,116	4,772,590	15,071,872	13,694,814
Income taxes	—	(39,018)	—	(117,054)
Depreciation and amortization	828,093	768,192	2,448,972	2,260,142
EBITDA	$(2,088,233)	$41,041	$(3,445,777)	$(2,754,226)

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

Net cash used in operating activities increased by approximately $17.5 million or 369% to approximately $22.2 million for the nine months ended September 30, 2003 from approximately $4.7 million for the comparable period in the prior year.  Net cash provided by (used in) investing activities increased by $5.8 million or 201% to $2.9 million for the nine months ended September 30, 2003 from approximately $(2.9) million for the comparable period in the prior year. The increase of approximately $5.8 million from 2002 to 2003 was primarily due to the proceeds received from the sale of the Denver radio station assets of approximately $3.4 million and a decrease in capital expenditures of approximately $2.4 million.  Net cash provided by (used in) financing activities increased by approximately $21.3 million to approximately $19.4 million for the nine months ended September 30, 2003 from approximately $(1.9) million for the comparable period in the prior year. The increase of approximately $21.3 million was primarily due to the Company borrowing approximately $20.0 million under its Revolving Credit Facility during the nine months ended September 30, 2003, lower repayment of notes payable during 2003 of approximately $0.3 million and deferred financing costs incurred during 2002 of approximately $1.0 million.

Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $0.5 million and $2.9 million for the nine months ended September 30, 2003 and 2002, respectively.  The decrease in capital expenditures is primarily due to signal upgrades completed during 2002.

On October 3, 2003, the Company announced that it had entered into a definitive asset purchase agreement to sell its station group to Multicultural Radio Broadcasting, Inc., (“Multicultural”) a privately held company. The Company also announced that it is in discussions with third parties to sell its radio network, as well as its promotions company, Mass Promotions, Inc.  The Company will continue to broadcast its Spanish language programming and otherwise operate its business in the normal course through the closing of the Multicultural transaction.

On October 31, 2003, the Company and all its subsidiaries (except Mass Promotions, Inc) announced that it filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court for the Southern District of New York in order to implement the previously announced sale of its station group and related assets to Multicultural and its plan to separately sell its radio network and promotions company.

Under the Multicultural agreement the Company will receive approximately $150 million in cash for its radio stations. Completion of the transaction is subject to bankruptcy court approval, regulatory approvals and other conditions. It is expected that the transaction will be completed by the second quarter of 2004. The transaction will be effected as part of a prepackaged bankruptcy in which holders of the Company’s 11 ¾% Senior Discount Notes would receive approximately $700 in cash per $1,000 principal amount, all secured, priority, administrative and other general unsecured claims (with exception of subordinated claims related to securities litigation) would receive 100% of their claims, and stockholders would receive the remainder currently estimated to be between $0.47 and $1.03 per share.   Holders of 100% of the Company’s outstanding Senior Discount Notes have agreed to support the transaction and vote in favor of the prepackaged bankruptcy.

The Company will continue operations in the normal course during the bankruptcy period using cash on hand and available working capital.  If the Company is unable to successfully obtain bankruptcy court approval and/or regulatory approvals to complete the transaction with Multicultural, it may have to adopt one or more alternatives such as selling assets. There can be no assurance that this financing strategy could be effected on satisfactory terms, if at all.

The bankruptcy filing on October 31, 2003 constitutes an event of default under the Revolving Credit Facility.  In addition, the Company is subject to financial covenants under its Revolving Credit Facility.  There is no assurance that the Company will be able to comply with its financial covenants or that any future covenant breaches will be waived. Any breach that is not waived could result in an event of default, permitting the lenders to declare amounts outstanding and interest thereon due and payable.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our Revolving Credit Facility. On September 30, 2003, we had borrowings of approximately $20.0 million under our Revolving Credit Facility that were subject to variable rates. Based on amounts outstanding as of September 30, 2003, an adverse change of 1.0% in the interest rate on our Revolving Credit Facility would have caused us to incur an increase in interest expense of approximately $0.2 million on an annual basis.

Item 4.           Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures at September 30, 2003, have concluded that such disclosure controls and procedures were effective to ensure that material information relating to the Company and required to be disclosed by the Company has been made known to them and has been recorded, processed, summarized and reported timely. During the quarter ended September 30, 2003, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

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

(b)         Reports on Form 8-K

On August 4, 2003, the Company filed a report on Form 8-K reporting on Item 5.

On August 18, 2003, the Company filed a report on Form 8-K reporting on Item 5.

On August 29, 2003, the Company filed a report on Form 8-K reporting on Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radio Unica Communications Corp.

By:	/s/ Steven E. Dawson
Steven E. Dawson
Chief Financial Officer

Date: November 14, 2003